Form 10QSB
period 1997-12-31
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 1998-03-27
CIK 1051000

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                     OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. ____________

                    COLUMBIA FINANCIAL OF KENTUCKY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Ohio                              61-1319175
-------------------------------           ----------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation of organization)           Identification Number)

  2497 Dixie Highway
Ft. Mitchell, Kentucky                           41017-3085
----------------------                           ----------
(Address of principal                            (Zip Code)
  executive office)

Registrant's telephone number, including area code:  (606) 331-2419

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes          No  X *
   ------      ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100 common shares as of March 20, 1998.

Transitional Small Business Disclosure Format:

Yes          No   X
   ------      ------

* The Registrant's Registration Statement on Form S-1 was declared effective on February 11, 1998. The Registrant has conducted no business except the offering of its shares and preparation to acquire Columbia Federal Savings Bank. The financial information contained in this Form 10-QSB is, therefore, provided for Columbia Federal Savings Bank.


                                    INDEX
                                    -----

                        COLUMBIA FEDERAL SAVINGS BANK

                                                                 Page
                                                                 ----
PART I   -   FINANCIAL INFORMATION

             Statements of Financial Condition                     3
             Statements of Earnings                                4
             Statements of Cash Flows                              5
             Notes to Financial Statements                         6
             Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  9

PART II  -   OTHER INFORMATION                                    11

SIGNATURES                                                        12


                        Columbia Federal Savings Bank

                      STATEMENTS OF FINANCIAL CONDITION


                                                      Dec. 31     Sept. 30
                                                        1997         1997
                                                      --------------------
                                                         (In Thousands)
ASSETS
  Cash and due from Banks                             $    628    $    612
  Interest Bearing Deposits in Other Banks               3,498       6,215
                                                      --------------------

    Total Cash and Cash Equivalents                      4,126       6,827

  Investment Securities
    Held to Maturity, At Cost (Market Value of
     $______  and $13,068 at December 31,1997 and
     and September 30, 1997)                            15,061      13,069
    Available-for-Sale, At Market Value                  1,001       1,003
  Mortgage-Backed Securities, At Cost (Market Value
   of $______  and $17,893 at December 31,1997 and
   and September 30, 1997)                              17,630      17,862
  Loans Receivable, Net                                 61,361      61,578
  Real Estate Owned                                         48           -
  Interest Receivable                                      725         712
  Premises and Equipment, Net                            1,592       1,595
  Federal Home Loan Bank Stock, At Cost                  1,283       1,260
  Deferred Federal Income Tax Asset                          -           -
  Federal Income Tax - Refund Receivable                     -          13
  Other Assets                                             172          87
                                                      --------------------
    Total Assets                                      $102,999    $104,006
                                                      ====================

                           LIABILITIES AND EQUITY

Liabilities
  Deposits                                            $ 89,455    $ 90,195
  Advances from Borrowers for Taxes
   and Insurance                                           164         460
  Accrued Federal Income Tax Liability                      14           -
  Deferred Federal Income Tax Liability                    162         162
  Other Liabilities                                         62          98
                                                      --------------------
    Total Liabilities                                   89,857      90,915
                                                      --------------------

Equity
  Retained Earnings - Substantially Restricted          13,143      13,090
  Unrealized (Loss) Gain  on Available-for-Sale
   Securities,
    Net of Related Taxes                                    (1)          1
                                                      --------------------
    Total Equity                                        13,142      13,091
                                                      --------------------
    Total Liabilities and Equity                      $102,999    $104,006
                                                      ====================


                        COLUMBIA FEDERAL SAVINGS BANK

                            STATEMENTS OF INCOME


                                              Three Months
                                           Ended December 31,
                                           ------------------
                                            1997        1996

Interest Income
  Loans                                    $1,348      $1,465
  Mortgage-Backed Securities                  279         296
  Investments                                 248         222
  Interest-Bearing Deposits                    57          35
                                           ------------------
    Total Interest Income                   1,932       2,018
                                           ------------------

Interest Expense
  Deposits                                  1,098       1,120
  FHLB Advances                                 -           4
                                           ------------------
    Total Interest Expense                  1,098       1,124
                                           ------------------

Net Interest Income                           834         894

Provision for Losses on Loans                  74           -
                                           ------------------

    Net Interest Income After Provision
     for Losses on Loans                      760         894
                                           ------------------
Non-Interest Income                            27          28
                                           ------------------

Non-Interest Expense
  Salaries and Employee Benefits              425         453
  Occupancy Expense of Premises                64          52
  Federal Deposit Insurance Premiums           14          56
  Data Processing Services                     28          27
  Advertising                                  35          27
  Other                                       141         126
                                           ------------------
    Total Non-Interest Expense                707         741
                                           ------------------

    Income Before Federal Income Tax           80         181
     Expense

Federal Income Tax Expense                     27          62
                                           ------------------
    Net Income                             $   53      $  119
                                           ==================


See auditors' report and accompanying notes.


                        COLUMBIA FEDERAL SAVINGS BANK

                          STATEMENTS OF CASH FLOWS


                                                        Three Months Ended
                                                           December 31,
                                                        ------------------
                                                         1997        1996
                                                        ------------------
                                                          (In Thousands)
Cash Flows From Operating Activities
  Net Income                                           $    53     $   119
  Reconciliation of Net Income with
    Cash Flows from Operations
      Depreciation                                          30          19
      Provision for Losses on Loans                         74           -
      FHLB Stock Dividends                                 (23)        (21)
      Deferred Federal Income Tax                            -         (62)
    Changes In
      Interest Receivable                                  (13)         29
      Other Assets                                         (55)         85
      Federal Income Tax Receivable / Liability             27         115
      Other Liabilities                                    (36)       (601)
                                                       -------------------
      Net Cash Provided by Operating Activities             57        (317)
                                                       -------------------

Cash Flows From Investing Activities
  Investment Securities
    Purchased                                           (4,000)          -
    Matured                                              2,010       1,500
  Mortgage-Backed Securities Principal Collected           232       1,817
  Loan Originations and Repayments, Net                    141      (1,870)
  Deferred Conversion Costs                                (78)          -
  Purchases of Property and Equipment                      (27)       (268)
                                                       -------------------
    Net Cash (Used) Provided by Investing Activities    (1,722)      1,179
                                                       -------------------

Cash Flows From Financing Activities
  Advances from Borrowers for Taxes and Insurance         (296)        (92)
  Change in Deposits                                      (740)     (1,775)
  Proceeds from FHLB Advances                                -       1,000
                                                       -------------------
    Net Cash (Used) Provided by Financing Activities    (1,036)       (867)
                                                       -------------------

    Change in Cash and Cash Equivalents                 (2,701)         (5)

Beginning Balance, Cash and Cash Equivalents             6,827       3,047
                                                       -------------------
    Ending Balance, Cash and Cash Equivalents          $ 4,126     $ 3,042
                                                       ===================


See auditors report and accompany notes.


                        NOTES TO FINANCIAL STATEMENTS

                        COLUMBIA FEDERAL SAVINGS BANK

                      For the three-month periods ended
                         December 31, 1997 and 1996


1.    Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Columbia Federal Savings Bank for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the financial statements have been included. The results of operations for the three-month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

      The accompanying financial statements include the accounts of Columbia Federal Savings Bank ("Columbia Federal"). Columbia Federal is in the process of converting to a stock association. Upon completion of the conversion, Columbia Federal will become a wholly owned subsidiary of Columbia Financial of Kentucky, Inc. ("CFKY").

2.    Impact of Recent Accounting Standards
      -------------------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, requires operating segments of a company be segregated to provide a better understanding of performance and a better assessment of its future cash flows. Generally, financial information is required to be reported on the bases that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management does not believe that the adoption of SFAS No. 131 will have a material impact on the disclosure requirements of CFKY.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. Management does not believe the adoption of SFAS No. 130 will have a material impact on the disclosure requirements of CFKY.

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") by entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

      Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 supersedes APB Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management does not believe the adoption of SFAS No. 128 will have a material impact on the disclosure requirements of CFKY.

      In February 1997, the FASB issued SFAS No. 129, which incorporates the disclosure requirements of APB Opinion No. 15, and makes them applicable to all public and nonpublic entities that have issued securities addressed by SFAS No. 129. APB Opinion No. 15 requires disclosure of descriptive information about securities that is not necessarily related to the computation of EPS. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 19, "Omnibus Opinion - 1966," and No. 15, and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements of those standards. SFAS No. 129 eliminates the exemption of nonpublic entities from certain disclosure requirements of APB Opinion No. 15 as provided by SFAS No. 21, "Suspension of the Reporting of Earnings per Share, and Segment Information by Nonpublic Enterprises." SFAS No. 129 supersedes specific disclosure requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47 and consolidates them in SFAS No. 129 for ease of retrieval and for greater visibility to nonpublic entities. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Columbia Federal has not previously issued any common shares and SFAS No. 129 will be adopted by CFKY in the initial period after December 15, 1997. Management believes the adoption of SFAS No. 129 will not have a material impact on the disclosure requirements of CFKY.

      In December 1996, the FASB issued SFAS No. 126, which amends SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," to make the disclosures about fair value of financial instruments prescribed in SFAS No. 107 optional for nonpublic entities with total assets less than $100 million on the date of the financial statement. SFAS No. 126 also requires that the entity has not held or issued any derivative financial instruments, as defined in SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," other than loan commitments, during the reporting periods. Management believes the adoption of SFAS No. 126 will not impact the disclosure requirements of CFKY based on Columbia Federal's compliance with SFAS No. 107 disclosure requirements in prior periods.

      In June 1996, the FASB issued SFAS No. 125, which is effective, on a prospective basis, for fiscal years beginning after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 extends the "available for sale" and "trading" approach of SFAS No. 115 to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment.
In addition, SFAS No. 125 amends SFAS No. 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment to SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997. Effective January 1, 1997, SFAS No. 125 superseded SFAS No. 122, which is discussed above. Management does not believe the adoption of SFAS No. 125 will have a material impact on the disclosure requirements of CFKY.

3.    Consummation of the Conversion to a Stock Savings Bank
      ------------------------------------------------------

      On October 9, 1997, the Board of Directors of Columbia Federal unanimously adopted a Plan of Conversion to convert Columbia Federal from a federal mutual savings bank to a federal stock savings bank with the concurrent formation of a newly formed holding company, CFKY, incorporated under the laws of the State of Ohio. The conversion will be accomplished through the adoption of a Federal Stock Charter and Federal Stock Bylaws and the sale of CFKY's common shares in an amount equal to the pro forma market value of Columbia Federal after giving effect to the conversion. A subscription offering of the shares of CFKY to Columbia Federal's members and to an employee stock benefit plan is being conducted.

      At the time of conversion, Columbia Federal will establish a liquidation account in an amount equal to its regulatory capital as of September 30, 1997. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at Columbia Federal after the conversion. The liquidation account will be reduced annually to the extent eligible depositors have reduced their qualifying deposits. Subsequent increases in deposits will not restore an eligible account holder's interest in the liquidation account. In the event of complete liquidation, and only in such event, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. Columbia Federal may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

      Under OTS regulations, limitations have been imposed on all "capital distributions", including cash dividends by savings institutions. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS.

      Conversion costs are being deferred and will be deducted from the proceeds of the shares sold in connection with the conversion. If the conversion is not completed, all costs will be charged to expense. As of December 31, 1997, $81,000 of conversion costs had been deferred.

4.    Pending Legislative Changes
      ---------------------------

      Legislation to recapitalize the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") and to eliminate a significant premium disparity between the Bank Insurance Fund (the "BIF") of the FDIC and the SAIF effective September 30, 1996, provides for the merger of the BIF and the SAIF effective January 1, 1999, assuming that the federal savings association charter has been eliminated. Columbia Federal cannot predict the impact of such a merger on Columbia Federal's net earnings and capital.

      Congress is considering legislation to eliminate the federal savings association charter and the separate regulation of federal thrifts, including federal savings banks. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the OTS and regulate Columbia Federal under federal law as a bank or require Columbia Federal to change its charter, which would likely change the type of activities in which Columbia Federal may engage and would probably subject Columbia Federal to more regulation by the FDIC. In addition, CFKY may become subject to different holding company regulations, including separate capital requirements and limitations on activities. Although CFKY cannot predict whether or when Congress may actually pass legislation regarding CFKY's and Columbia Federal's regulatory requirements or charter, it is not anticipated that the current activities of CFKY or Columbia Federal will be materially affected by such legislation


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                        COLUMBIA FEDERAL SAVINGS BANK


                  Note Regarding Forward-Looking Statements
                  -----------------------------------------

      In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Columbia Federal's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and Columbia Federal's market area generally.

      Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the adequacy of collateral on nonperforming loans, legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 1997
-----------------------------------------------------------------
 to December 31, 1997
 --------------------

      General. Columbia Federal's assets totaled $103.0 million at December 31, 1997, a decrease of $1.0 million, or 1.0%, from $104.0 million at September 30, 1997. This decrease resulted primarily from a $2.7 million decrease in cash and cash equivalents, partially offset by a $2.0 million increase in held-to-maturity securities. Deposits decreased $700,000 and advances from borrowers for taxes and insurance decreased $300,000.

      Liquid Assets. Liquid assets (cash and cash equivalents) totaled $4.1 million, a decrease of $2.7 million, or 40%, from the total at September 30, 1997. This decrease resulted primarily from a re-allocation of funds to higher yielding held-to-maturity securities.

      Loans Receivable. Net loans receivable equaled $61.4 million at December 31, 1997, compared to $61.6 million at September 30, 1997, a 0.3% decrease, attributable to loans being repaid more rapidly than loans were being originated.

      Allowance for Losses on Loans. Columbia Federal's allowance for loan losses totaled $300,000 at December 31, 1997, and September 30, 1997. The allowance represented .49% of total loans at December 31, 1997 and September 30, 1997. As of September 30, 1997, there was $601,000 in nonperforming loans, which was .98% of total loans at that date. Of such amount, $473,000 was due from one borrower with 18 loans. As of December 31, 1997, all nonperforming loans had been brought current. At December 31, 1997, Columbia Federal had $48,000 of real estate owned.

      Although management believes that its allowance for loan losses at December 31, 1997, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Columbia Federal's results of operations.

      Deposits. Total deposits decreased by $0.7 million, to $89.5 million, at December 31, 1997, from $90.2 million at September 30, 1997. This decrease resulted primarily from deposits withdrawn during the period. At December 31, 1997, certificates of deposit that will mature within one year accounted for 27.9% of Columbia Federal's deposit liabilities.

      Capital. Columbia Federal is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of retained earnings less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of December 31, 1997, Columbia Federals tangible and core capital totaled $13.1 million, or 12.7% of adjusted total assets, which exceeded the minimum requirements of $1.5 million and $3.1 million, by $11.6 million and $10.0 million, respectively. As of December 31, 1997, Columbia Federal's risk-based capital was $13.4 million, or 30.6% of risk-weighted assets, exceeding the minimum requirement by $9.9 million.


Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
 December 31, 1997 and 1996
 --------------------------

      General. Columbia Federal recorded net income of $53,000 for the three months ended December 31, 1997, compared to income of $119,000 for the same period in 1996. The decrease resulted primarily from an $86,000 decrease in interest and fees on loans and a $74,000 provision for loan losses in 1997 with no provision in 1996. Such changes were offset by a $26,000 decrease in interest on deposits, a $35,000 decrease in income tax expense and a $34,000 decrease in non-interest expense.

      Interest Income. Interest income decreased $86,000 from $2.0 million for the three months ended December 31, 1996 to $1.9 million for the three months ended December 31, 1997. This was a result of a reduction in yield on earning assets of .07% from 7.80% for the three months ended December 31, 1996 to 7.73% for the three months ended December 31, 1997 coupled with a decrease in average loans receivable of $6.8 million from $68.4 million for the three months ended December 31, 1996 to $61.6 million for the three months ended December 31, 1997. The decrease in yield was due to the repayment before maturity of a large, higher yielding mortgage loan. The reduction in loans receivable was a result of decreased loan demand.

      Interest Expense. Interest expense decreased $26,000 for the three months ended December 31, 1996 compared to the three months ended December 31, 1997. This decrease was a result of a decrease in average deposits of $3.7 million from $93.2 million for the three months ended December 31, 1996 to $89.5 million for the three months ended December 31, 1997. The decrease in average deposits was partially offset by an increase in cost of funds from 4.81% for the three months ended December 31, 1996 to 4.91% for the three months ended December 31, 1997. This increase in costs of deposits was due to increased competitive pressures.

      Columbia Federal's net interest rate spread was 2.82% for the three months ended December 31, 1997, compared to 2.99% for the three months ended December 31, 1996.

      Allowance and Provision for Loan Losses. After review of its allowance for loan losses, management decided to record a provision for loan losses of $74,000 to return its allowance to $300,000. During the three months ended December 31, 1997, Columbia Federal incurred losses on five loans held by two individuals. The balances of these loans totaled $153,000. A writedown of $74,000 was recorded when these loans were recorded as real estate owned. Three of these properties were sold leaving two properties with a recorded value of $48,000 at December 31, 1997. Management expects no additional losses on these properties.

      Non-interest Income and Non-interest Expense. Non-interest income was $27,000 for the three months ended December 31, 1997, compared to $28,000 for the same period in 1996. Non-interest expense decreased $34,000, or 4.6%, to $707,000. The primary reason for this decrease was the reduction of deposit insurance premiums from $56,000 for the three months ended December 31, 1996, to $14,000 for the three months ended December 31, 1997, a result of the special SAIF assessment.


                                   PART II
                    COLUMBIA FINANCIAL OF KENTUCKY, INC.

Item 1.    Legal Proceedings
           -----------------

           Not applicable.

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

           Not applicable.

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not applicable.

Item 5.    Other Information
           -----------------

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           Exhibit 27 - Financial Data Schedule


                                 SIGNATURES

                    COLUMBIA FINANCIAL OF KENTUCKY, INC.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 27, 1997                   By: /s/ Robert V. Lynch
                                           ------------------------------
                                           Robert V. Lynch, President and
                                           Chief Executive Officer


Date: March 27, 1997                   By: /s/ Abijah Adams
                                           ------------------------------
                                           Abijah Adams, Controller