Form 10QSB
period 1998-03-31
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 1998-05-15
CIK 1051000

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.   0-23935
                      -------


                    COLUMBIA FINANCIAL OF KENTUCKY, INC.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Ohio                                  61-1319175
---------------------------------------   ---------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation of organization)              Identification Number)


          2497 Dixie Highway
        Ft. Mitchell, Kentucky                        41017-3085
---------------------------------------   ---------------------------------
(Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code:  (606) 331-2419

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]*     No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 1998, the latest practicable date, 2,671,450 common shares of the registrant, no par value, were issued and outstanding.

* Prior to April 15, 1998, the Registrant conducted no business except the offering of its common shares and preparation to acquire Columbia Federal Savings Bank. The financial information contained in this Form 10-QSB is, therefore, provided for Columbia Federal Savings Bank.


                                    INDEX

                        COLUMBIA FEDERAL SAVINGS BANK

                                                                       Page
                                                                       ----

PART I   -  FINANCIAL INFORMATION

            Statements of Financial Condition                            3
            Statements of Income                                         4
            Statements of Cash Flows                                     5
            Notes to Financial Statements                                6
            Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9

PART II  -  OTHER INFORMATION                                           12

SIGNATURES                                                              13


                        Columbia Federal Savings Bank

                      STATEMENTS OF FINANCIAL CONDITION


                                                           Mar. 31     Sept. 30
                                                             1998         1997
                                                           --------------------
                                                              (In Thousands)
                         ASSETS

Cash and due from Banks                                    $    616    $    612
Interest Bearing Deposits in Other Banks                     30,908       6,215
                                                           --------------------

      Total Cash and Cash Equivalents                        31,524       6,827

Investment Securities
  Held to Maturity, At Cost (Market Value of
   $13,090 and $13,068 at March 31, 1998 and
   September 30, 1997)                                       13,025      13,069
  Available-for-Sale, At Market Value                            --       1,003
Mortgage-Backed Securities, At Cost (Market Value
 of $19,917 and $17,893 at March 31, 1998 and
 September 30, 1997)                                         17,846      17,862
Loans Receivable, Net                                        61,415      61,578
Interest Receivable                                             754         712
Premises and Equipment, Net                                   1,625       1,595
Federal Home Loan Bank Stock, At Cost                         1,306       1,260
Federal Income Tax - Refund Receivable                           --          13
Other Assets                                                    231          87
                                                           --------------------
      Total Assets                                         $127,726    $104,006
                                                           ====================

                           LIABILITIES AND EQUITY

Liabilities
  Deposits                                                 $113,871    $ 90,195
  Advances from Borrowers for Taxes and Insurance               278         460
  Accrued Federal Income Tax Liability                           45          --
  Deferred Federal Income Tax Liability                         162         162
  Other Liabilities                                              74          98
                                                           --------------------
      Total Liabilities                                     114,430      90,915
                                                           --------------------

Equity
  Retained Earnings - Substantially Restricted               13,296      13,090
  Unrealized (Loss) Gain on Available-for-Sale
   Securities, Net of Related Taxes                              --           1
                                                           --------------------
      Total Equity                                           13,296      13,091
                                                           --------------------
      Total Liabilities and Equity                         $127,726    $104,006
                                                           ====================


                        Columbia Federal Savings Bank

                            STATEMENTS OF INCOME


                                                      Three Months Ended       Six Months Ended
                                                           March 31,               March 31,
                                                      ------------------------------------------
                                                       1998        1997        1998        1997
                                                      ------------------------------------------

Interest Income
  Loans                                               $1,337      $1,484      $2,685      $2,949
  Mortgage-Backed Securities                             298         288         577         584
  Investments                                            245         206         493         428
  Interest-Bearing Deposits                               77          35         134          70
                                                      ------------------------------------------
      Total Interest Income                            1,957       2,013       3,889       4,031
                                                      ------------------------------------------

Interest Expense
  Deposits                                             1,103       1,099       2,201       2,219
  FHLB Advances                                           --          14          --          18
                                                      ------------------------------------------
      Total Interest Expense                           1,103       1,113       2,201       2,237
                                                      ------------------------------------------

Net Interest Income                                      854         900       1,688       1,794

Provision for Losses on Loans                             --          --          74          --
                                                      ------------------------------------------

      Net Interest Income After Provision for
       Losses on Loans                                   854         900       1,614       1,794
                                                      ------------------------------------------
Non-Interest Income                                       29          17          56          45
                                                      ------------------------------------------
Non-Interest Expense
  Salaries and Employee Benefits                         407         375         832         828
  Occupancy Expense of Premises                           64          65         128         117
  Federal Deposit Insurance Premiums                      14           3          28          59
  Legal, Audit and Examination                            19          17          34          36
  Data Processing Services                                31          30          59          57
  Advertising                                             30          27          65          54
  Intangible and Other Taxes                              26          25          51          50
  Other                                                   63          65         164         147
                                                      ------------------------------------------
      Total Non-Interest Expense                         654         607       1,361       1,348
                                                      ------------------------------------------

      Income Before Federal Income Tax Expense           229         310         309         401

Federal Income Tax Expense                                76         105         103         167
                                                      ------------------------------------------
      Net Income                                      $  153      $  205     $   206      $  324
                                                      ==========================================


See auditors' report and accompanying notes.


                        Columbia Federal Savings Bank

                          STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                       March 31,
                                                                  -------------------
                                                                   1998        1997
                                                                  -------------------
                                                                  (In Thousands)
Cash Flows From Operating Activities
  Net Income                                                      $   206     $   324
  Reconciliation of Net Income with Cash Flows from Operations
    Depreciation                                                       61          39
    Provision for Losses on Loans                                      74          --
    FHLB Stock Dividends                                              (46)        (41)
  Changes In Interest Receivable                                      (42)         63
    Other Assets                                                      (29)          7
    Federal Income Tax Receivable / Liability                          58         157
    Other Liabilities                                                 (24)       (609)
                                                                  -------------------
      Net Cash Provided by Operating Activities                       258         (60)
                                                                  -------------------

Cash Flows From Investing Activities
  Investment Securities
    Purchased                                                      (6,001)     (1,501)
    Matured                                                         7,048       2,502
  Mortgage-Backed Securities
    Principal Collected                                                16       2,535
  Loan Originations and Repayments, Net                               163      (1,880)
  Deferred Conversion Costs                                          (190)         --
  Purchases of Property and Equipment                                 (91)       (303)
                                                                  -------------------
      Net Cash (Used) Provided by Investing Activities                945       1,353
                                                                  -------------------

Cash Flows From Financing Activities
  Advances from Borrowers for Taxes and Insurance                    (182)         40
  Change in Deposits                                               23,676      (2,456)
  Proceeds from FHLB Advances                                          --       1,000
                                                                  -------------------
      Net Cash (Used) Provided by Financing Activities             23,494      (1,416)
                                                                  -------------------

      Change in Cash and Cash Equivalents                          24,697        (123)

Beginning Balance, Cash and Cash Equivalents                        6,827       3,047
                                                                  -------------------
      Ending Balance, Cash and Cash Equivalents                   $31,524     $ 2,924
                                                                  ===================



See auditors report and accompany notes.


                        Columbia Federal Savings Bank
                        NOTES TO FINANCIAL STATEMENTS
                        COLUMBIA FEDERAL SAVINGS BANK

                  For the three and six-month periods ended
                           March 31, 1998 and 1997


1.    Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Columbia Federal Savings Bank for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

      The accompanying financial statements include the accounts of Columbia Federal Savings Bank ("Columbia Federal"). At March 31, 1998, Columbia Federal was in the process of converting to a stock association. Upon completion of the conversion, on April 15, 1998 Columbia Federal became a wholly owned subsidiary of Columbia Financial of Kentucky, Inc. ("CFKY").

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

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. Management does not believe the adoption of SFAS No. 130 will have a material impact on the disclosure requirements of CFKY.

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

      Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 supersedes APB Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective this quarter, management has adopted SFAS No. 128. Since CFKY's offering was not completed until April 15, 1998, SFAS No. 128 has no effect on disclosure in these financial statements. Management does not believe the application of this standard to future periods will have a material impact on the disclosure requirements of CFKY.

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


3.    Consummation of the Conversion to a Stock Savings Bank
      ------------------------------------------------------

      On October 9, 1997, the Board of Directors of Columbia Federal unanimously adopted a Plan of Conversion to convert Columbia Federal from a federal mutual savings bank to a federal stock savings bank with the concurrent formation of a newly formed holding company, CFKY, incorporated under the laws of the State of Ohio. The conversion was accomplished through the adoption of a Federal Stock Charter and Federal Stock Bylaws and the sale of CFKY's common shares in an amount equal to the pro forma market value of Columbia Federal after giving effect to the conversion. A subscription offering of the shares of CFKY to Columbia Federal's members and to an employee stock benefit plan was conducted.

      The conversion was completed on April 15, 1998 and resulted in the issuance of 2,671,450 common shares of CFKY which, after consideration of offering expenses totaling approximately $775,000 and shares purchased by the ESOP of $2.1 million, resulted in net proceeds of $23.8 million.

      At the time of conversion, Columbia Federal established a liquidation account in an amount equal to its regulatory capital as of September 30, 1997. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at Columbia Federal after the conversion. The liquidation account will be reduced annually to the extent eligible depositors have reduced their qualifying deposits. Subsequent increases in deposits will not restore an eligible account holder's interest in the liquidation account. In the event of complete liquidation, and only in such event, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. Columbia Federal may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

      Under OTS regulations, limitations have been imposed on all "capital distributions", including cash dividends by savings institutions. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS.

      Conversion costs were deferred and deducted from the proceeds of the shares sold in connection with the conversion. As of March 31, 1998, $193,000 of conversion costs had been deferred.


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

                        COLUMBIA FEDERAL SAVINGS BANK


                  Note Regarding Forward-Looking Statements
                  -----------------------------------------

      In addition to historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Columbia Federal's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and Columbia Federal's market area generally.

      Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the adequacy of collateral on nonperforming loans, legislative changes with respect to the federal thrift charter, the effect of certain accounting pronouncements and the year 2000.


Discussion of Financial Condition Changes from September 30, 1997 to
 March 31, 1998
---------------------------------------------------------------------

      General. Columbia Federal's assets totaled $127.7 million at December 31, 1997, an increase of $23.7 million, or 22.8%, from $104.0 million at September 30, 1997. The increase resulted primarily from a $24.7 million increase in cash and cash equivalents, partially offset by a $1.0 million decrease in available-for-sale securities. Deposits increased $23.7 million and advances from borrowers for taxes and insurance decreased $182,000.

      The increase in cash and deposits was primarily a result of stock subscriptions received in regard to Columbia Financial of Kentucky, Inc.'s
(CFKY) initial public stock offering which was completed on April 15, 1998. On about that date, approximately $38.4 million received by Columbia Federal for unfilled stock subscriptions was returned.

      Liquid Assets. Liquid assets (cash and cash equivalents) totaled $31.5 million, an increase of $24.7 million, or 362%, from the total at September 30, 1997. This increase resulted primarily from an increase in deposits of $23.7 million, in conjunction with CFKY's stock offering.

      Loans Receivable. Net loans receivable equaled $61.4 million at March 31, 1998, compared to $61.6 million at September 30, 1997, a 0.3% decrease, attributable to loans being repaid more rapidly than loans were being originated.

      Allowance for Losses on Loans. Columbia Federal's allowance for loan losses totaled $300,000 at March 31, 1998, and September 30, 1997. The allowance represented .49% of total loans at March 31, 1997 and September 30, 1997. As of September 30, 1997, there was $601,000 in nonperforming loans, which was .98% of total loans at that date. Of such amount, $473,000 was due from one borrower with 18 loans. As of March 31, 1998, all nonperforming loans had been brought current.

      Although management believes that its allowance for loan losses at March 31, 1998, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Columbia Federal's results of operations.

      Deposits. Total deposits increased by $23.7 million, to $113.9 million, at March 31, 1998, from $90.2 million at September 30, 1997. This increase resulted primarily from deposits during the period, in conjunction CFKY's stock offering. At March 31, 1998, certificates of deposit that will mature within one year accounted for 16.3% of Columbia Federal's deposit liabilities.

      Capital. Columbia Federal is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of retained earnings less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of March 31, 1998, Columbia Federal's tangible and core capital totaled $13.3 million, or 10.3% of adjusted total assets, which exceeded the minimum requirements of $2.5 million and $5.1 million, by $10.8 million and $8.2 million, respectively. As of December 31, 1997, Columbia Federal's risk-based capital was $13.6 million, or 28.0% of risk-weighted assets, exceeding the minimum requirement by $9.7 million.


Comparison of Operating Results for the Three-Month Periods Ended
 March 31, 1998 and 1997
-----------------------------------------------------------------

      General. Columbia Federal recorded net income of $153,000 for the three months ended March 31, 1998, compared to income of $205,000 for the same period in 1997. The decrease resulted primarily from a $56,000 decrease in interest and fees on loans and a $47,000 increase in non-interest expense. Such changes were offset by a $14,000 decrease in interest on FHLB advances, a $29,000 decrease in income tax expense, and a $12,000 increase in non-interest income.

      Interest Income. Interest income decreased $56,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This was a result of a reduction in yield on earning assets of .12% from 7.76% for the three months ended March 31, 1997 to 7.64% for the three months ended March 31, 1998 coupled with a decrease in average loans receivable of $7.5 million from $68.7 million for the three months ended March 31, 1997 to $61.2 million for the three months ended March 31, 1998. The decrease in yield was primarily due to the repayment before maturity of a large, higher yielding mortgage loan. The reduction in loans receivable was a result of decreased loan demand.

      Interest Expense. Interest expense decreased $10,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This decrease was the result of a $14,000 decrease in interest on FHLB advances for the three months ended March 31, 1998. Average deposits decreased $1.6 million from $93.3 million for the three months ended March 31, 1997 to $91.7 for the three months ended March 31, 1998. The decrease in average deposits was offset by an increase in cost of funds from 4.72% for the three months ended March 31, 1997 to 4.80% for the three months ended March 31, 1998. This increase in costs of deposits was due to increased competitive pressures.

      Columbia Federal's net interest rate spread was 2.84% for the three months ended March 31, 1998, compared to 3.04% for the three months ended March 31, 1997.

      Non-interest Income and Non-interest Expense. Non-interest income was $29,000 for the three months ended March 31, 1998, compared to $17,000 for the same period in 1997, primarily due to an increase in fee income. Non-interest expense increased $47,000, or 7.7%, to $654,000. The primary reason for this increase was the increase in salaries and employee benefits from $375,000 for the three months ended March 31, 1997, to $407,000 for the three months ended March 31, 1998 as a result of merit increases coupled with an increase in benefit costs.

Comparison of Operating Results for the Six-Month Periods Ended
 March 31, 1998 and 1997
---------------------------------------------------------------

      General. Columbia Federal recorded net income of $206,000 for the six months ended March 31, 1998, compared to income of $324,000 for the same period in 1997. The decrease resulted primarily from a $142,000 decrease in interest and fees on loans, a $74,000 provision for loan losses in 1998 with no provision in 1997, and a $13,000 increase in non-interest expense. Such changes were offset by a $36,000 decrease in interest on deposits and FHLB advances, a $64,000 decrease in income tax expense and an $11,000 increase in non-interest income.

      Interest Income. Interest income decreased $142,000 for the six months ended March 31, 1998 compared to the six months ended March 31, 1997. This was a result of a reduction in yield on earning assets of .08% from 7.76% for the six months ended March 31, 1997 to 7.68% for the six months ended March 31, 1998 coupled with a decrease in average loans receivable of $8.0 million from $69.4 million for the six months ended March 31, 1997 to $61.4 million for the six months ended March 31, 1998. The decrease in yield was due to the repayment before maturity of a large, higher yielding mortgage loan. The reduction in loans receivable was a result of decreased loan demand.

      Interest Expense. Interest expense decreased $36,000 for the six months ended March 31, 1998 compared to the six months ended March 31, 1997. This decrease was a result of a decrease in average deposits of $3.0 million from $93.6 million for the six months ended March 31, 1997 to $90.6 million for the six months ended March 31, 1998 and the repayment of FHLB advances. The decrease in average deposits was partially offset by an increase in cost of funds from 4.78% for the six months ended March 31, 1997 to 4.86% for the six months ended March 31, 1998. This increase in costs of deposits was due to increased competitive pressures.

      Columbia Federal's net interest rate spread was 2.82% for the six months ended March 31, 1998, compared to 2.98% for the six months ended March 31, 1997.

      Allowance and Provision for Loan Losses. After review of its allowance for loan losses, management decided to record a provision for loan losses of $74,000 to return its allowance to $300,000. During the six months ended March 31, 1998, Columbia Federal incurred losses on five loans held by two individuals. The balances of these loans totaled $153,000. A writedown of $74,000 was recorded when these loans were recorded as real estate owned. These properties were sold during the six months ended March 31, 1998.

      Non-interest Income and Non-interest Expense. Non-interest income was $56,000 for the six months ended March 31, 1998, compared to $45,000 for the same period in 1997, primarily due to an increase in fee income. Non-interest expense increased $13,000, or 0.9%, to $1.4 million. The primary reason for this increase was an increase in occupancy expense of $11,000, increase in other expenses of $17,000 and an increase in advertising expense of $11,000. These increases were primarily the result of the relocation of the Florence office, which increased advertising, furniture, telephone and stationary costs. This was partially offset by a $31,000 decrease in federal deposit insurance premiums as a result of the recapitalization of the Savings Association Insurance Fund.

Year 2000 Issues
----------------

      As with all financial institutions, Columbia Federal's operations depend almost entirely on computer systems. Columbia Federal is addressing the potential problems associated with the possibility that the computers which control or operate Columbia Federal's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or generate erroneous data. Columbia Federal is working with the companies that supply or service its computer-operated or dependent systems to identify and remedy any year 2000 related problems.

      Currently, Columbia Federal has not identified any specific expenses which are reasonably likely to be incurred by Columbia Federal in connection with the issue, and does not expect to incur significant expense to implement corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that Columbia Federal is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make Columbia Federal's current systems, programs and equipment year 2000 compliant, Columbia Federal's net income and financial condition could be adversely affected.

      In addition to possible expense related to its own systems, Columbia Federal could incur losses if loan payments are delayed due to year 2000 problems affecting any of Columbia Federal's significant borrowers or impairing the payroll systems of large employers in Columbia Federal's primary market area. Because Columbia Federal's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Columbia Federal's primary market area is not significantly dependent upon one employer or industry, Columbia Federal does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.


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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           By an action in writing without a meeting effective February 9, 1998, the sole shareholder of CFKY adopted amendments to the Articles of Incorporation and the Code of Regulations of CFKY eliminating cumulative voting in the election of directors and adopted an amendment to the Articles of Incorporation of CFKY increasing the number of authorized shares of CFKY to seven million, of which six million are common shares and one million are preferred shares, each without par value.

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


Date: May 15, 1998                   By: /s/ Robert V. Lynch
      ----------------------             -------------------------------
                                         Robert V. Lynch, President and
                                         Chief Executive Officer


Date: May 15, 1998                   By: /s/ Abijah Adams
      ----------------------             -------------------------------
                                         Abijah Adams, Controller