Form 10QSB
period 1998-06-30
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 1998-08-14
CIK 1051000

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ____________  to  ____________

Commission File No.   0-23935
                    -----------


                     COLUMBIA FINANCIAL OF KENTUCKY, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Ohio                                 61-1319175
-------------------------------------    --------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation of organization)               Identification Number)


          2497 Dixie Highway
        Ft. Mitchell, Kentucky                        41017-3085
---------------------------------------    ------------------------------------
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:  (606) 331-2419

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X*]       No  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1998, the latest practicable date, 2,671,450 common shares of the registrant, no par value, were issued and outstanding.

* Prior to April 15, 1998, the Registrant conducted no business except the offering of its common shares and preparation to acquire Columbia Federal Savings Bank.


                                     INDEX

                     COLUMBIA FINANCIAL OF KENTUCKY, INC.

                                                                           Page
PART I  -   FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                    3
            Consolidated Statements of Income                                 4
            Consolidated Statements of Cash Flows                             5
            Notes to Consolidated Financial Statements                        6
            Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             9

PART II  -  OTHER INFORMATION                                                12

SIGNATURES                                                                   14


                     Columbia Financial of Kentucky, Inc.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                           June 30    Sept. 30
                                                                            1998        1997
                                                                          --------    --------
                                                                         (Dollars In Thousands)

ASSETS
Cash and due from Banks                                                   $    595    $    612
Interest Bearing Deposits in Other Banks                                    10,910       6,215
                                                                          --------------------
      Total Cash and Cash Equivalents                                       11,505       6,827

Investment Securities
  Held to Maturity, At Cost (Market Value of $20,155 and $13,068
   at June 30, 1998 and  September 30, 1997)                                20,026      13,069
  Available-for-Sale, At Market Value                                            -       1,003
Mortgage-Backed Securities, At Cost (Market Value of $21,663 and
 $17,893 at June 30, 1998 and September 30, 1997)                           21,511      17,862
Loans Receivable, Net                                                       62,073      61,578
Real Estate Owned                                                                -           -
Interest Receivable                                                            741         712
Premises and Equipment, Net                                                  1,634       1,595
Federal Home Loan Bank Stock, At Cost                                        1,329       1,260
Deferred Federal Income Tax Asset                                               19           -
Federal Income Tax - Refund Receivable                                           -          13
Other Assets                                                                   130          87
                                                                          --------------------
      Total Assets                                                        $118,968    $104,006
                                                                          ====================

LIABILITIES AND EQUITY
Liabilities
  Deposits                                                                $ 80,807    $ 90,195
  Advances from Borrowers for Taxes and Insurance                              373         460
  Accrued Federal Income Tax Liability                                          79           -
  Deferred Federal Income Tax Liability                                        162         162
  Other Liabilities                                                             83          98
                                                                          --------------------
      Total Liabilities                                                     81,504      90,915
                                                                          --------------------

Equity
  Preferred Stock (1,000,000 Shares, No Par Value, Authorized, No
   Shares Issued or Outstanding)                                                 -           -
  Common Stock (6,000,000 Shares, No Par Value, Authorized, 2,671,450
   Issued and Outstanding)                                                       -           -
  Additional Paid in Capital                                                25,971
  Retained Earnings - Substantially Restricted                              13,535      13,090
  Shares Acquired by Employee Stock Ownership Plan (ESOP)                   (2,042)          -
  Unrealized  Gain  on Available-for-Sale Securities, Net of Related
   Taxes                                                                         -           1
                                                                          --------------------
      Total Equity                                                          37,464      13,091
                                                                          --------------------
      Total Liabilities and Equity                                        $118,968    $104,006
                                                                          ====================


                     Columbia Financial of Kentucky, Inc.


                       CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended    Nine Months Ended
                                                           June 30,              June 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Interest Income                                                (Dollars in Thousands)
  Loans                                               $ 1,362    $ 1,487    $ 4,046    $ 4,436
  Mortgage-Backed Securities                              336        270        913        854
  Investments                                             265        213        758        641
  Interest-Bearing Deposits                               263         46        397        117
                                                      ----------------------------------------

      Total Interest Income                             2,226      2,016      6,114      6,048
                                                      ----------------------------------------

Interest Expense
  Deposits                                              1,057      1,100      3,258      3,319
  FHLB Advances                                             -          7          -         25
                                                      ----------------------------------------

      Total Interest Expense                            1,057      1,107      3,258      3,344
                                                      ----------------------------------------

Net Interest Income                                     1,169        909      2,856      2,704

Provision for Losses on Loans                               -          2         74          2
                                                      ----------------------------------------

      Net Interest Income After Provision for
       Losses on Loans                                  1,169        907      2,782      2,702
                                                      ----------------------------------------

Non-Interest Income                                        25         21         81         66
                                                      ----------------------------------------

Non-Interest Expense
  Salaries and Employee Benefits                          550        433      1,382      1,261
  Occupancy Expense of Premises                            72         61        200        179
  Federal Deposit Insurance Premiums                       14         15         42         74
  Data Processing Services                                 27         28         86         86
  Advertising                                              23         24         89         78
  Other                                                   144         93        392        325
                                                      ----------------------------------------

      Total Non-Interest Expense                          830        654      2,191      2,003
                                                      ----------------------------------------

      Income Before Federal Income Tax Expense            364        274        672        765

Federal Income Tax Expense                                125         93        228        260
                                                      ----------------------------------------

      Net Income                                      $   239    $   181    $   444    $   505
                                                      ========================================

Earnings Per Share
  Basic                                               $  0.10        N/A        N/A        N/A
                                                      =======
  Diluted                                             $  0.10        N/A        N/A        N/A
                                                      =======


                     Columbia Financial of Kentucky, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended
                                                                             June 30,
                                                                       ---------------------
                                                                         1998        1997
                                                                       --------    ---------
                                                                       (Dollars In Thousands)

Cash Flows From Operating Activities
  Net Income                                                           $    444    $    505
  Reconciliation of Net Income with Cash Flows from Operations
    Depreciation                                                             91          58
    Provision for Losses on Loans                                            74           2
    FHLB Stock Dividends                                                    (69)        (63)
    Deferred Federal Income Tax                                             (19)        215
  Changes In Interest Receivable                                            (29)         79
    Other Assets                                                             10          48
    Federal Income Tax Receivable / Liability                                92          35
    Other Liabilities                                                       (15)       (584)
                                                                       --------------------

      Net Cash Provided by Operating Activities                             579         295
                                                                       --------------------

Cash Flows From Investing Activities
  Investment Securities
    Purchased                                                           (16,542)     (2,502)
    Matured                                                              10,587       4,502
  Mortgage-Backed Securities
    Purchased                                                            (4,990)          -
    Principal Collected                                                   1,341       1,536
  Loan Originations and Repayments, Net                                    (495)      3,706
  Purchases of Property and Equipment                                      (130)       (330)
                                                                       --------------------

      Net Cash (Used) Provided by Investing Activities                  (10,229)      6,912
                                                                       --------------------

Cash Flows From Financing Activities
  Advances from Borrowers for Taxes and Insurance                           (87)        127
  Change in Deposits                                                     (9,388)     (4,760)
  Proceeds from Offering                                                 23,803           -
                                                                       --------------------

      Net Cash (Used) Provided by Financing Activities                   14,328      (4,633)

      Change in Cash and Cash Equivalents                                 4,678       2,574
                                                                       --------------------

Beginning Balance, Cash and Cash Equivalents                              6,827       3,047
                                                                       --------------------

      Ending Balance, Cash and Cash Equivalents                        $ 11,505    $  5,621
                                                                       ====================


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     COLUMBIA FINANCIAL OF KENTUCKY, INC.

                  For the three-and nine-month periods ended
                            June 30, 1998 and 1997


1.    Basis of Presentation
---------------------------

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Columbia Federal Savings Bank for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for an entire fiscal year.

      The accompanying consolidated financial statements include the accounts of Columbia Financial of Kentucky, Inc. ("CFKY") and Columbia Federal Savings Bank ("Columbia Federal"). All significant intercompany items have been eliminated.


2.    Impact of Recent Accounting Standards
-------------------------------------------

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

      In December 1996, the FASB issued SFAS No. 126, which amends SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," to make the disclosures about fair value of financial instruments prescribed in SFAS No. 107 optional for nonpublic entities with total assets less than $100 million on the date of the financial statement. SFAS No. 126 also requires that the entity has not held or issued any derivative financial instruments, as defined in SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," other than loan commitments, during the reporting periods. Management believes the adoption of SFAS No. 126 has not impacted the disclosure requirements of CFKY based on Columbia Federal's compliance with SFAS No. 107 disclosure requirements in prior periods.

      In June 1996, the FASB issued SFAS No. 125, which is effective, on a prospective basis, for fiscal years beginning after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of financial-components approach that focuses on control. SFAS No. 125 extends the "available for sale" and "trading" approach of SFAS No. 115 to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. In addition, SFAS No. 125 amends SFAS No. 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment to SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997. The adoption of SFAS No. 125 did not have a material impact on the disclosure requirements of CFKY.


3.       Consummation of the Conversion to a Stock Savings Bank
---------------------------------------------------------------

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

      The conversion was completed on April 15, 1998 and resulted in the issuance of 2,671,450 common shares of CFKY which, after consideration of offering expenses totaling approximately $775,000 and 213,716 shares allocated to the Columbia Federal of Kentucky, Inc. Employee Stock Ownership Plan (the "ESOP"), resulted in net proceeds of $23.8 million.

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

      Under OTS regulations, limitations have been imposed on all "capital distributions", including cash dividends by savings institutions. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts that are both well capitalized and given favorable qualitative examination ratings by the OTS.


4.    Pending Legislative Changes
---------------------------------

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

      Congress is considering legislation to eliminate the federal savings association charter and the separate regulation of federal thrifts, including federal savings banks. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the OTS and regulate Columbia Federal under federal law as a bank or require Columbia Federal to change its charter, which would likely change the type of activities in which Columbia Federal may engage and would probably subject Columbia Federal to more regulation by the FDIC. In addition, CFKY may become subject to different holding company regulations, including separate capital requirements and limitations on activities. Although CFKY cannot predict whether or when Congress may actually pass legislation regarding CFKY's and Columbia Federal's regulatory requirements or charter, it is not anticipated that the current activities of CFKY or Columbia Federal will be materially affected by such legislation.


5.    Earnings Per Share
------------------------

      Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 213,716 unallocated ESOP shares, totaled 2,457,734 shares for the three-month period ended June 30, 1998. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares. Presently, CFKY has no dilutive potential common shares. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 2,457,734 for the three months ended June 30, 1998. The provisions of SFAS No. 128 "Earnings Per Share" are not applicable to the three-month and nine-month periods ended June 30, 1997 and nine-month period ended June 30, 1998, as the conversion from mutual to stock form was completed in April, 1998.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                     COLUMBIA FINANCIAL OF KENTUCKY, INC.


                   Note Regarding Forward-Looking Statements
                   -----------------------------------------

      In addition to historical information contained herein, this Form 10- QSB contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Columbia Federal's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and Columbia Federal's market area generally.

      Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the adequacy of collateral on nonperforming loans, legislative changes with respect to the federal thrift charter, the effect of certain accounting pronouncements and the year 2000. See Exhibit 99 "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," attached hereto and incorporated herein by reference.


Discussion of Financial Condition Changes from September 30, 1997 to
 June 30, 1998
--------------------------------------------------------------------

      General. CFKY's assets totaled $119.0 million at June 30, 1998, an increase of $15.0 million, or 14.4%, from $104.0 million at September 30, 1997. The increase resulted primarily from a $4.7 million increase in cash and cash equivalents, a $6.9 million increase in held-to-maturity securities and a $3.6 million increase in mortgage-backed securities, partially offset by a $1.0 million decrease in available-for-sale securities. Deposits decreased $9.4 million and advances from borrowers for taxes and insurance decreased $87,000.

      The increase in cash, investments and mortgage-backed securities was primarily a result of funds received in conjunction with CFKY's initial public stock offering (the "offering"), which was completed on April 15, 1998.

      Liquid Assets and Investments. Liquid assets (cash and cash equivalents) totaled $11.5 million at June 30, 1998, an increase of $4.7 million, or 69%, from the total at September 30, 1997. This increase resulted primarily from an increase in funds from the Offering. Proceeds from the Offering were also invested in mortgage-backed securities.

      Loans Receivable. Net loans receivable equaled $62.1 million at June 30, 1998, compared to $61.6 million at September 30, 1997, an 0.8% increase, attributable to loans being originated more rapidly than loans were being repaid.

      Allowance for Losses on Loans. Columbia Federal's allowance for loan losses totaled $300,000 at June 30, 1998, and September 30, 1997. The allowance represented .49% of total loans at June 30, 1998 and September 30, 1997. As of September 30, 1997, there was $601,000 in nonperforming loans, which was .98% of total loans at that date. Of such amount, $473,000 was due from one borrower with 18 loans. As of June 30, 1998, all nonperforming loans had been brought current.

      Although management believes that its allowance for loan losses at June 30, 1998, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect CFKY's results of operations.

      Deposits. Total deposits decreased by $9.4 million, to $80.8 million, at June 30, 1998, from $90.2 million at September 30, 1997. This decrease resulted primarily from depositors withdrawing funds to purchase common shares in the conversion. At June 30, 1998, certificates of deposit that will mature within one year accounted for 28.7% of Columbia Federal's deposit liabilities.

      Capital. Columbia Federal is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of tangible capital, consisting of retained earnings less all-intangible assets, equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of core capital consisting of tangible capital plus certain forms of supervisory goodwill, equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of risk-based capital consisting of core capital plus general loan loss allowances, equal to 8% of risk-weighted assets as defined by OTS regulations. As of June 30, 1998, Columbia Federal's tangible and core capital totaled $26.2 million, or 21.8% of adjusted total assets, which exceeded the minimum requirements of $2.4 million and $4.8 million, by $23.8 million and $21.4 million, respectively. As of June 30, 1998, Columbia Federal's risk-based capital was $26.5 million, or 53.5% of risk-weighted assets, exceeding the minimum requirement by $22.5 million.


Comparison of Operating Results for the Three-Month Periods Ended
 June 30, 1998 and 1997
-----------------------------------------------------------------

      General. CFKY's recorded net income of $239,000 for the three months ended June 30, 1998, compared to income of $181,000 for the same period in 1997, a $58,000 and 32% increase. The increase resulted primarily from a $210,000 increase in interest income and a decrease in interest expense of $50,000. Such changes were offset by a $176,000 increase in non-interest expenses and a $32,000 increase in income tax expense.

      Interest Income. Interest income increased $210,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This was a result of an increase in average balances in interest-earning assets as a result of funds from the Offering. Yields on interest-earning assets were relatively constant for the three-month period ended June 30, 1998 and 1997.

      Interest Expense. Interest expense decreased $50,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This decrease was the result of a decrease in cost of funds from 4.80% for the three months ended June 30, 1997 to 4.04% for the three months ended June 30, 1998, partially offset by an increase in average deposits of $12.8 million from $91.4 million for the three months ended June 30, 1997 to $104.2 for the three months ended June 30, 1998. Also, interest on FHLB advances decreased $7,000 for the three months ended June 30, 1998.

      Columbia Federal's net interest rate spread was 3.20% for the three months ended June 30, 1998, compared to 3.08% for the three months ended June 30, 1997.

      Non-interest Income and Non-interest Expense. Non-interest income was $25,000 for the three months ended June 30, 1998, compared to $21,000 for the same period in 1997, primarily due to an increase in fee income. Non-interest expense increased $176,000, or 26.9%, to $830,000. The primary reason for this increase was the increase in salaries and employee benefits from $433,000 for the three months ended June 30, 1997, to $550,000 for the three months ended June 30, 1998 as a result of costs associated with CFKY's new ESOP. Also, other expenses increased $51,000 for the period primarily due to expenses associated with the operation of a public company.


Comparison of Operating Results for the Nine-Month Periods Ended
 June 30, 1998 and 1997
----------------------------------------------------------------

      General. Columbia Federal recorded net income of $444,000 for the nine months ended June 30, 1998, compared to income of $505,000 for the same period in 1997. The decrease resulted primarily from a $390,000 decrease in interest and fees on loans, a $72,000 increase in provision for loan losses and a $188,000 increase in non-interest expense. Such changes were offset by an increase in interest income on mortgage-backed securities, investments and interest-bearing deposits of $456,000, an $86,000 decrease in interest on deposits and FHLB advances, a $15,000 increase in non-interest income, and a $32,000 decrease in income tax expense.

      Interest Income. Interest income increased $66,000 for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997. This was a result of an increase in average interest earning assets of $5.1 million from $103.4 million for the nine months ended June 30, 1997 to $108.5 million for the nine months ended June 30, 1998. This increase in interest-earning assets was partially offset by a reduction in yield on earning assets of .28% to 7.52% for the nine months ended June 30, 1998.

      Interest Expense. Interest expense decreased $86,000 for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997. This decrease was primarily due to a decrease in the cost of funds from 4.76% for the nine months ended June 30, 1997 to 4.57% for the nine months ended June 30, 1998. This decrease was partially offset by an increase in average deposits of $2.1 million from $93.0 million for the nine months ended June 30, 1997 to $95.1 million for the nine months ended June 30, 1998.

      Columbia Federal's net interest rate spread was 2.95% for the nine months ended June 30, 1998, compared to 3.04% for the nine months ended June 30, 1997.

      Allowance and Provision for Loan Losses. After review of its allowance for loan losses, management decided to record a provision for loan losses of $74,000 to return its allowance to $300,000. During the nine months ended June 30, 1998, Columbia Federal incurred losses on five loans held by two individuals. The balances of these loans totaled $153,000. A writedown of $74,000 was recorded when these loans were recorded as real estate owned. These properties were sold during the nine months ended June 30, 1998.

      Non-interest Income and Non-interest Expense. Non-interest income was $81,000 for the nine months ended June 30, 1998, compared to $66,000 for the same period in 1997, primarily due to an increase in fee income. Non-interest expense increased $188,000, or 9.4%, to $2.2 million. The primary reasons for this increase were an increase in salaries and employee benefits of $121,000, an increase in occupancy expense of $21,000, an increase in other expenses of $67,000 and an increase in advertising expense of $11,000. These increases were primarily the result of cost associated with Columbia's new ESOP plan, the relocation of the Florence office, which increased advertising, furniture, telephone and stationary costs, and to cost associated with the operation of a public company. This was partially offset by a $32,000 decrease in federal deposit insurance premiums as a result of the recapitalization of the Savings Association Insurance Fund.


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

      CFKY does not expect to incur significant expense to implement corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that Columbia Federal is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make Columbia Federal's current systems, programs and equipment year 2000 compliant, Columbia Federal's net income and financial condition could be adversely affected.

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


                                    PART II
                     COLUMBIA FINANCIAL OF KENTUCKY, INC.


Item 1.  Legal Proceedings
--------------------------

         Not applicable.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d) On February 11, 1998, the Securities and Exchange Commission declared effective a Registration Statement on Form S-1 (File No. 333-42523) registering 2,671,450 common shares of CFKY, no par value, to be sold for an aggregate price of $26.7 million. The offering of such shares was completed on April 15, 1998, and all 2,671,450 shares were sold for an aggregate price of $26.7 million. Charles Webb & Company, a Division of Keefe, Bruyette & Woods, Inc. ("Webb"), acted as agent in the sale of the shares on a best efforts basis. The total of $775,000 in expenses of the offering consisted of $363,000 paid to Webb for its services and expenses and $412,000 for other expenses. All of such expenses were direct payments to persons other than directors, officers, associates of directors or officers or of CFKY, or 10% beneficial owners of CFKY. After deducting total expenses, the net proceeds of the offering equaled $25.9 million, including a promissory note in the amount of $2.1 received in exchange for shares issued to the CFKY ESOP. Of such net proceeds, $12.7 million were used to purchase all of the outstanding common stock of Columbia Federal. Of the proceeds not used to purchase Columbia Federal stock, $11.1 million was deposited into interest bearing accounts at Columbia Federal and another local financial institution. All of such proceeds were paid directly to persons other than directors, officers, associates of directors or officers of CFKY or persons beneficially owning 10% or more of the outstanding common shares of CFKY.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.


Item 5.  Other Information
--------------------------

         Any proposals of shareholders intended to be included in CFKY's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to CFKY by certified mail and must be received by CFKY no later than August 21, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by November 6, 1998, then the proxies designated by the Board of Directors of CFKY for the 1999 Annual Meeting of Shareholders of CFKY may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         Exhibit 10.1 - Employment Agreement with Robert V. Lynch
                        (Incorporated by reference to Registration Statement on Form S-1, as amended, declared effective by the SEC on February 11, 1998 (the "S-1", Exhibit 10.3).

         Exhibit 10.2 - Form of Severance Agreement for each of Abijah
                        Adams, Mary Jane Lucas, Carol S. Margrave, George Raybourne and Edward Schwartz (Incorporated by reference to the S-1, Exhibit 10.4).

         Exhibit 27   - Financial Data Schedule

         Exhibit 99   - Safe Harbor Under the Private Securities Litigation
                        Reform Act of 1995


                                  SIGNATURES

                     COLUMBIA FINANCIAL OF KENTUCKY, INC.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1998                    By: /s/ Robert V. Lynch
      ---------------------------            --------------------------------
                                             Robert V. Lynch, President and
                                             Chief Executive Officer


Date: August 14, 1998                    By: /s/ Abijah Adams
      ---------------------------            --------------------------------
                                             Abijah Adams, Controller