Form 10KSB
period 1998-09-30
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 1998-12-29
CIK 1051000

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  _____________ to _____________

      Commission File Number:   0-23935

                    COLUMBIA FINANCIAL OF KENTUCKY, INC.
               (Name of small business issuer in its charter)

                  Ohio                          61-1319175
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)        Identification Number)


              2497 Dixie Highway, Ft. Mitchell, Kentucky  41017
             (Address of principal executive offices)   (Zip Code)

Issuer's telephone number: (606) 331-2419

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                      Common Shares, without par value
                               (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No  [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the fiscal year ended September 30, 1998, were $8.3 million.

      Based upon the average bid and asked prices quoted by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on December 17, 1998, was $28.7 million.

      2,671,450 of the issuer's common shares were issued and outstanding on December 17, 1998.

Documents Incorporated by Reference

      The following sections of the 1998 Annual Report to Shareholders of Columbia Financial of Kentucky, Inc., are incorporated by reference into
Part II of this Form 10-KSB:

      1. Management's Discussion and Analysis of Financial Condition and Results of Operations; and
      2.    Financial Statements.

      The following sections of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of Columbia Financial of Kentucky, Inc., are incorporated into Part III of this Form 10-KSB:

      1.    PROPOSAL ONE - ELECTION OF DIRECTORS;

      2.    COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS; and

      3. VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                   PART I

Item 1.      Description of Business

      Columbia Financial of Kentucky, Inc. ("CFKY"), an Ohio corporation formed in 1997, is a unitary savings and loan holding company which owns all of the issued and outstanding common stock of Columbia Federal Savings Bank ("Columbia Federal"), a savings association chartered under the laws of the United States. On April 15, 1998, CFKY acquired all of the common stock issued by Columbia Federal upon its conversion from mutual to stock form (the "Conversion").

      Because CFKY's activities have been limited primarily to holding the common stock of Columbia Federal since acquiring such common stock in connection with the Conversion, the following discussion focuses primarily on the business of Columbia Federal.

General

      Columbia Federal is principally engaged in the business of making permanent first mortgage loans secured by one- to four-family residential real estate located in Columbia Federal's primary lending area and investing in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions and mortgage-backed securities. Columbia Federal also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, including loans secured by deposits and home improvement loans, constitutes a small portion of Columbia Federal's lending activities. Loan funds are obtained primarily from deposits, which are insured up to applicable limits by the FDIC, and loan and mortgage-backed and related securities repayments.

      Columbia Federal conducts business from its main office located in Ft. Mitchell, Kentucky, a branch office in each of the municipalities of Covington, Crescent Springs and Erlanger, which are located in Kenton County, Kentucky, and a branch office in Florence, which is located in Boone County, Kentucky. Columbia Federal's primary market area consists of Boone County and Kenton County, Kentucky.

      In addition to the historic financial information included herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances and CFKY's operations and actual results could differ significantly from those discussed in those forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in CFKY's general market area.
 See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

Lending Activities

      General. Columbia Federal's primary lending activity is the origination of conventional mortgage loans secured by one- to four-family homes located in Columbia Federal's primary lending area. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more and nonresidential properties are also offered by Columbia Federal. Except for Title I home improvement loans which are insured by the Federal Housing Administration ("FHA"), Columbia Federal does not originate loans insured by the FHA or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Columbia Federal makes consumer loans secured by deposits and home improvement loans.
 Columbia Federal originates its loans to conform with the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, but has not sold any loans during the past five years.

      Loan Portfolio Composition. The following table presents certain information with respect to the composition of Columbia Federal's loan portfolio at the dates indicated:


                                                     At September 30,
                                       ----------------------------------------------
                                              1998                      1997
                                       --------------------      --------------------
                                                   Percent                   Percent
                                                   of total                  of total
                                       Amount       loans        Amount       loans
                                       ------      --------      ------      --------
                                                  (Dollars in thousands)

Residential real estate loans:
  One- to four-family residential      $53,579       81.21%      $53,584       83.79%
  Multifamily residential                4,663        7.07         5,487        8.58
Nonresidential real estate loans         3,481        5.27         1,711        2.68
Construction loans                       4,228        6.41         3,117        4.87
                                       ---------------------------------------------

Total real estate loans                 65,951       99.96        63,899       99.92
Consumer loans:
  Loans on deposits                         20         .03            42        0.07
  Home improvement loans                     5         .01             7        0.01
                                       ---------------------------------------------

Total consumer loans                        25         .04            49        0.08
                                       ---------------------------------------------

Total loans                             65,976      100.00%       63,948      100.00%
                                       =============================================
Less:
Loans in process                         2,759                     1,203
   Deferred loan fees                      756                       867
   Allowance for losses on loans           300                       300
                                       ---------------------------------------------
   Loans receivable, net               $62,161                   $61,578
                                       =============================================



      Loan Maturity Schedule. The following table sets forth certain information as of September 30, 1998, regarding the dollar amount of loans maturing in Columbia Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                           Due during the year
                                           ending September 30,      Due 4-5      Due 6-10    Due 11-20    Due more than
                                          ----------------------   years after  years after  years after  20 years after
                                          1999     2000     2001     9/30/98      9/30/98      9/30/98        9/30/98      Total
                                          ----     ----     ----   -----------  -----------  -----------  --------------   -----
   (In thousands)

Fixed-Rate Loans
Residential real estate loans:
  One- to four-family (first mortgage)     $13      $53    $  179     $509        $ 9,112      $25,253       $10,544      $45,663
  Home equity (second mortgage)              3        -         -        -             52            -             -           55
  Multifamily                                -        -        41        -            412        2,806             -        3,259
Nonresidential real estate loans             -        -         -       18            168        1,565         1,384        3,135
Construction loans                           -        -       750        -              -        2,667           509        3,926
                                           --------------------------------------------------------------------------------------
      Total real estate loans               16       53       970      527          9,744       32,291        12,437       56,038

Consumer loans:
  Loans on deposits                         20        -         -        -              -            -             -           20
  Other consumer loans                       -        -         -        -              5            -             -            5
                                           --------------------------------------------------------------------------------------
      Total consumer loans                  20        -         -        -              5            -             -           25
                                           --------------------------------------------------------------------------------------

  Total fixed-rate loans                    36       53       970      527          9,749       32,291        12,437       56,063

Adjustable-Rate Loans
Residential real estate loans:
  One- to four-family (first mortgage)      10       17        34      144            942        3,824         2,848        7,819
  Home equity (second mortgage)              -        -         -        4             25           13             -           42
  Multifamily                                -        -         -        -            858          253           293        1,404
Nonresidential real estate loans             6        -         -       38            101          201             -          346
Construction loans                           -        -         -        -              -            -           302          302
                                           --------------------------------------------------------------------------------------
      Total real estate loans               16       17        34      186          1,926        4,291         3,443        9,913

Consumer loans:
  Loans on deposits                          -        -         -        -              -            -             -            -
  Other consumer loans                       -        -         -        -              -            -             -            -
      Total consumer loans                   -        -         -        -              -            -             -            -

Total adjustable-rate loans                 16       17        34      186          1,926        4,291         3,443        9,913
                                           --------------------------------------------------------------------------------------
      Total loans                          $52      $70    $1,004     $713        $11,675      $36,582       $15,880      $65,976
                                           ======================================================================================


      One- to Four-Family Residential Real Estate Loans. The primary lending activity of Columbia Federal has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Columbia Federal's primary market area. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. Of the total outstanding balance of one- to four-family mortgage loans at September 30, 1998, approximately $20.5 million was secured by non-owner occupied properties and $51,000 was secured by single-family unimproved lots. Loans secured by non-owner-occupied properties are considered to carry greater risk of loss because the borrower typically depends upon income generated by the property to cover operating expenses and debt service. The profitability of a property can be affected by economic conditions, governmental policies and other factors beyond the control of the borrower.

      OTS regulations limit the amount that Columbia Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Columbia Federal makes fixed-rate first mortgage loans on single-family or duplex, owner occupied residences in amounts up to 80% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Fixed-rate residential real estate loans are offered by Columbia Federal for terms of up to 25 years, or 30 years for first-time homebuyers.

      Columbia Federal commenced the origination of adjustable-rate mortgage loans ("ARMs") in 1982. ARMs are offered by Columbia Federal on single-family residences, two- to four-family properties and non-owner occupied one- to four-family properties, in amounts up to 90% LTV for terms of up to 25 years and with various alternative features. Columbia Federal requires private mortgage insurance ("PMI") for the amount of fixed-rate loans and ARM loans in excess of 85% of the value of the real estate securing such loans. The interest rate adjustment periods on the ARMs are either one year or three years. The interest rate adjustments on ARMs presently originated by Columbia Federal are tied to changes in the monthly average yield on the one- and three-year U.S. Treasury constant maturities index, respectively. Rate adjustments are computed by adding a stated margin, usually a minimum of 2.5%, to the index. The maximum allowable adjustment for one-year adjustment periods is usually 1.5% with a maximum adjustment of 6% over the term of the loan. The maximum allowable adjustment for three-year adjustment periods is usually 2% with a maximum adjustment of 5% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted.

      Columbia Federal offers ARMs secured by single-family unimproved lots. Such loans are made for five-year terms, with an LTV of up to 80% on properties of up to five acres, and require proof, including an affidavit, that the owner intends to build on the lot during the term of the loan. Interest rates for ARMs secured by two- to four-family, non-owner-occupied or unimproved property are between 0.50% and 1.00% higher than the interest rates for ARMs secured by single-family, owner-occupied properties.
Columbia Federal originates ARMs which have initial interest rates lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in Columbia Federal's underwriting of any such loans.

      The aggregate amount of Columbia Federal's one- to four-family residential real estate loans equaled approximately $53.6 million at September 30, 1998, and represented 81.2% of loans at such date. Of such amount, approximately 14.4% were ARMs. The largest individual loan balance on a one- to four-family loan at such date was $369,408. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $173,000, or .3% of its one- to four-family residential real estate loan balance, were more than 90 days delinquent. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

      Multifamily Residential Real Estate Loans. In addition to loans on one- to four-family properties, Columbia Federal makes loans secured by multifamily properties containing over four units. Such loans are made with fixed or adjustable interest rates, a maximum LTV of 75% and a maximum term of 25 years.

      Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Columbia Federal attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Columbia Federal currently requests financial statements annually to enable Columbia Federal to monitor the loans and requires annual financial statements for larger multifamily loans.

      At September 30, 1998, loans secured by multifamily properties totaled approximately $4.7 million, or 7.1% of total loans, all of which were secured by property located within Columbia Federal's primary market area, and all of which were performing in accordance with their terms. The largest property securing such a loan is an apartment complex. At September 30, 1998, approximately $3.3 million, or 4.9% of total loans, were fixed-rate multifamily loans.

      Nonresidential Real Estate Loans. Columbia Federal also makes loans secured by nonresidential real estate located in Northern Kentucky, including retail stores, warehouses, churches, motels, restaurants and a self-storage facility. Such loans generally are originated with terms of up to 20 years and may have fixed or adjustable rates. Such loans have a maximum LTV of 75%.

      Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. Columbia Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. Columbia Federal also requires personal guarantees on such loans.

      At September 30, 1998, Columbia Federal had a total of $3.5 million invested in nonresidential real estate loans, all of which were secured by property located within Northern Kentucky. Such loans comprised approximately 5.3% of Columbia Federal's total loans at such date. At such date, Columbia Federal had no delinquent nonresidential real estate loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

      Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At September 30, 1998, Columbia Federal's nonresidential mortgage loans totaled 12.9% of Columbia Federal's tangible capital.

      Construction Loans. Columbia Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates or adjustable rates of interest and for terms of up to 30 years. All of the construction loans originated by Columbia Federal have been made to borrowers who intended to occupy the newly-constructed real estate or to developers who had a purchaser for the property at the time the loan was made. Approximately 67.0% of the construction loan balance at September 30, 1998, was secured by property owned by developers. All construction loans are written as permanent loans but require the payment of only interest until the construction is completed.

      Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties because such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Columbia Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Columbia Federal attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns and other projects undertaken by the developers.

      At September 30, 1998, $4.2 million, or approximately 6.4% of Columbia Federal's total loans, consisted of construction loans. All of Columbia Federal's construction loans are secured by property located within Columbia Federal's primary market area, and the economy of such lending area has been relatively stable or growing. At September 30, 1998, all of such loans were performing in accordance with their terms.

      Consumer Loans. Columbia Federal makes loans secured by deposits and a limited number of home improvement loans not secured by mortgages. Home improvement loans are made only at fixed rates of interest for terms of up to five years. Loans secured by deposits are made with adjustable rates that vary with the interest paid on the deposit and have a margin of three percent over the interest rate being paid on the deposit.

      Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Columbia Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

      At September 30, 1998, Columbia Federal had approximately $25,000, or less than 1 percent of its total loans, invested in consumer loans, and none of such loans were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

      Commercial Loans. Although Columbia Federal is considering offering commercial loans, Columbia Federal does not currently issue any letters of credit or originate or purchase any loans for commercial, business or agricultural purposes, other than loans secured by real estate.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper advertisements, solicitations by Columbia Federal's lending staff and walk-in customers. Columbia Federal does not use third-party brokers or originators.

      Loan applications for permanent mortgage loans are taken by loan personnel. Columbia Federal obtains a credit report concerning the credit-worthiness of the borrower. Columbia Federal limits the ratio of mortgage loan payments to the borrower's income to 28% and the ratio of the borrower's total debt payments to income to 36%. An appraisal of the fair market value of the real estate on which Columbia Federal will be granted a mortgage to secure the loan is usually prepared by an employee of Columbia Federal. As part of the appraisal and prior to foreclosure on any delinquent loan, a visual inspection is performed to identify obvious environmental concerns. If the visual inspection or the history of the property provides reason to believe an environmental problem might exist, Columbia Federal will conduct further investigations, which may include a Phase I Environmental Site Assessment by an approved environmental consultant.

      For multifamily and nonresidential mortgage loans, a personal guarantee of the borrower's obligation to repay the loan is required. Columbia Federal also obtains the borrower's financial statement, tax returns and information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Loan Committee, comprised of certain management officials, for approval or rejection if the loan amount does not exceed $250,000. If the loan amount exceeds $250,000, or if the application does not conform in all respects with Columbia Federal's underwriting guidelines, the application is accepted or rejected by the Board of Directors.

      If a mortgage loan application is approved, Columbia Federal does not require title insurance but does obtain an attorney's opinion of title. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Columbia Federal as an insured mortgagee.

      The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Columbia Federal also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

      Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

      Columbia Federal's loans provide that the entire balance of the loan is due upon sale of the property securing the loan, and Columbia Federal generally enforces such due-on-sale provisions. Columbia Federal's adjustable-rate loans carry no prepayment penalties, but fixed-rate loans carry a 2% prepayment penalty if the property is refinanced with another lender within five years of the loan's origination.

      Loan Originations, Purchases and Sales. Columbia Federal originated only fixed-rate loans until 1982. Columbia Federal has not generally sold loans, although Columbia Federal does originate its loans in accordance with secondary market guidelines. Columbia Federal has occasionally purchased loans and participated in loans originated by other institutions but had only one participation during the three years ended September 30, 1998, and such participation was paid in full in fiscal year 1997.

      The following table presents Columbia Federal's mortgage loan origination and purchase activity for the periods indicated:


                                               Year ended September 30,
                                               ------------------------
                                                   1998         1997
                                                   ----         ----
                                                     (In thousands)

Loan originations:
  One- to four-family residential                $10,742      $ 7,493
  Multifamily residential                            508          684
  Nonresidential                                   1,044          232
  Construction                                     4,552        3,170
  Consumer                                            30           80
                                                 --------------------
      Total loans originated                      16,876       11,659

Loan purchases                                       972            -
                                                 --------------------
Total loans originated and purchased              17,848       11,659

Principal repayments                              19,864       18,904
                                                 --------------------

  Loan originations, net                          (2,016)      (7,245)
  Increase (decrease) due to other items,
   net (1)                                         2,599        1,082
                                                 --------------------

Net increase (decrease) in net loan portfolio    $   583      $(6,163)
                                                 ====================

--------------------
<F1>  Consists of unearned and deferred fees, costs and the allowance for losses on loans.


      OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association may lend to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits. An exception to these limits permits loans to one borrower of up to $500,000 "for any purpose."

      Based on such limits, Columbia Federal was able to lend approximately $4.0 million to one borrower at September 30, 1998. The largest amount Columbia Federal had outstanding to one borrower at September 30, 1998, was $1.5 million, owed on several loans. Such loans were one- to four-family real estate, nonresidential real estate and construction loans. All of such loans were current at September 30, 1998.

      Delinquent Loans, Nonperforming Assets and Classified Assets. When a borrower fails to make a required payment on a loan, Columbia Federal attempts to cause the delinquency to be cured by contacting the borrower. In most cases, delinquencies are cured promptly.

      When a loan is nineteen days delinquent, the borrower is assessed a late penalty. When a loan is thirty days delinquent, Columbia Federal sends the borrower a delinquency notice. Depending upon the circumstances, Columbia Federal may also inspect the property and inform the borrower of the availability of credit counseling from Columbia Federal and counseling agencies. After a loan is delinquent for 45 to 60 days, an attorney representing Columbia Federal will send the borrower a notice advising the borrower of Columbia Federal's intention to foreclose on the property in thirty days. Columbia Federal may, depending upon the circumstances, arrange appropriate alternative payment arrangements. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Columbia Federal.

      Real estate acquired by Columbia Federal as a result of foreclosure proceedings is classified as REO until it is sold. When property is so acquired, or deemed to have been acquired, it is initially recorded by Columbia Federal at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. Columbia Federal had no REO at September 30, 1998.

      Columbia Federal does not place a loan on nonaccrual status until foreclosure has occurred, although it does write it down to fair market value.

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                 At September 30,
                            -----------------------------------------------------------
                                       1998                           1997
                            ----------------------------   ----------------------------
                                                Percent                        Percent
                                                of total                       of total
                            Number    Amount     loans     Number    Amount     loans
                            ------    ------    --------   ------    ------    --------
                                              (Dollars in thousands)

Loans delinquent for (1):
  30 - 59 days                18      $  670     1.08%       15      $ 549      0.86%
  60 - 89 days                17         485      .78        10        591      0.92
  90 days and over             5         173      .28        23        601(3)   0.94
                              ------------------------------------------------------
   Total delinquent loans     40      $1,328(2)  2.14%       48     $1,741(4)   2.72%
                              ======================================================

--------------------
<F1>  The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

<F2>  All delinquent loans at such date were secured by one- to four-family residential real estate.

<F3>  Of such amount, $473,000 was due from one borrower with 18 loans, which were all brought current in October 1997.

<F4>  Of such amount, $1,651,000 was secured by one- to four-family residential real estate, and $90,000 was secured by multi-family residential real estate.


      The following table sets forth information with respect to Columbia Federal's loans which are 90 days or more past due and other nonperforming assets at the dates indicated. At such dates, Columbia Federal had no non-accruing loans.


                                                      At September 30,
                                                     ------------------
                                                     1998          1997
                                                     ----          ----
                                                   (Dollars in thousands)

Accruing loans greater than 90 days delinquent:
  Real estate:
    Residential                                      $173          $601
    Nonresidential                                      -             -
  Consumer                                              -             -
                                                     ------------------

      Total nonperforming loans                       173           601

Real estate owned                                       -             -
                                                     ------------------
  Total nonperforming assets                         $173          $601
                                                     ==================
  Total nonperforming loans as a percentage
   of total net loans                                0.28%         0.98%
                                                     ==================
  Total nonperforming assets as a percentage
   of total assets                                   0.15%         0.58%
                                                     ==================
  Allowance for losses on loans as a percentage
   of nonperforming loans                          173.41%        49.92%
                                                   ====================


      During the periods shown, Columbia Federal had no restructured loans within the meaning of SFAS No. 15, as amended by SFAS No. 114. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

      OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

      Generally, Columbia Federal classifies as "substandard" all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

      The aggregate amount of Columbia Federal's classified assets at the dates indicated were as follows:


                                            At September 30,
                                            ----------------
                                            1998        1997
                                            ----        ----
                                             (In thousands)

Classified assets:
  Substandard                               $244        $972
  Doubtful                                     -           -
  Loss                                         -           -
                                            ----------------
      Total classified assets               $244        $972
                                            ================


      Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. Columbia Federal had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

      OTS regulations require that Columbia Federal establish prudent general allowances for losses on loans for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

      Allowance for Losses on Loans. Columbia Federal maintains an allowance for losses on loans based upon a number of relevant factors, including, but not limited to, the nature of the portfolio, credit concentrations, an analysis of specific loans in the portfolio, known and inherent risks in the portfolio, the estimated value of the underlying collateral, the assessment of general trends in relevant real estate markets, and current and prospective economic conditions, including property values, employment and occupancy rates, interest rates and other conditions that may affect a borrower's ability to comply with repayment terms.

      The single largest component of Columbia Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by residential real estate and require a down payment of 20% of the lower of the sales price or appraised value of the real estate. In addition, these loans are secured by property located principally in Columbia Federal's lending area of Boone County and Kenton County, Kentucky. Columbia Federal's practice of making loans only in its local market area and requiring a 20% down payment have contributed to a low historical charge-off history.

      In addition to one- to four-family residential real estate loans, Columbia Federal makes multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are secured by property in Columbia Federal's lending area and also require the borrower to provide a down payment. Columbia Federal has not had any charge-offs from these other real estate loan categories in the last 5 years.

      A small portion of Columbia Federal's total loans consists of consumer loans. Columbia Federal has recorded no charge-offs on consumer loans during the last five years.

      The allowance for losses on loans is reviewed quarterly by the Board of Directors. While the Board of Directors believes that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

      The following table sets forth an analysis of Columbia Federal's allowance for losses on loans for the periods indicated.

                                                Year ended September 30,
                                                ------------------------
                                                  1998           1997
                                                  ----           ----

Total net loans outstanding                      $62,161        $61,578
                                                 ======================
Average loans outstanding                        $62,388        $67,405
                                                 ======================

Allowance for losses on loans
Balance at beginning of period                   $   300        $   189

Charge-offs
  Real estate:
    Residential                                       74              2
    Nonresidential                                     -              -
  Consumer                                             -              -
Recoveries
  Real estate:
    Residential                                        -              -
    Nonresidential                                     -              -
  Consumer                                             -              -
                                                 ----------------------
  Net charge-offs                                     74              2

Provision for losses on loans                         74            113
                                                 ----------------------
Balance at end of period                         $   300        $   300
                                                 ======================
Ratio of allowance for losses on loans
 as a percent of net loans outstanding              0.48%          0.49%
                                                 ======================
Ratio of net charge-offs (recoveries)
 to average net loans outstanding during
 the period                                         0.12%             -
                                                 ======================


      During the past five years, the allowance for losses on loans was unallocated among the various types of loans made by Columbia Federal.

Mortgage-Backed Securities

      Columbia Federal maintains a significant portfolio of mortgage-backed securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed securities generally entitle Columbia Federal to receive a portion of the cash flows from an identified pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

      The FHLMC is a corporation chartered by the U.S. Government and guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a corporation chartered by the U.S. Congress and guarantees the timely payment of principal and interest on FNMA securities. Although FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. Government, these securities are generally considered among the highest quality investments with minimal credit risk. The GNMA is a government agency. GNMA securities are backed by Federal Housing Authority-insured and Veterans Administration-guaranteed loans. The timely payment of principal and interest on GNMA securities is guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government.

      Mortgage-backed securities generally yield less than individual loans originated by Columbia Federal. In addition, a high rate of prepayment of the underlying loans could have a material negative effect on the yield on the securities, which are purchased at a premium over their original principal amounts. Mortgage-backed securities present less credit risk than loans originated by Columbia Federal and held in its portfolio, and Columbia Federal has purchased some adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. If interest rates rise in general, including the interest paid by Columbia Federal on its liabilities, the interest rates on the loans backing the mortgage-backed securities will also adjust upward. At September 30, 1998, $9.4 million of Columbia Federal's mortgage-backed securities had adjustable rates.

      The following table sets forth the carrying value and market value of Columbia Federal's mortgage-backed securities at the dates indicated. All of such securities are designated as held to maturity.


                                             At September 30,
                               --------------------------------------------
                                       1998                    1997
                               --------------------    --------------------
                               Carrying      Market    Carrying      Market
                                 Value       Value       Value       Value
                               --------      ------    --------      ------
                                              (In thousands)

FNMA certificates              $13,299     $13,356     $ 9,297     $ 9,208
GNMA certificates                4,382       4,484       5,048       5,136
FHLMC certificates               4,671       4,764       3,517       3,549
                               -------------------------------------------
      Total mortgage-backed
       securities              $22,352     $22,604     $17,862     $17,893
                               ===========================================


      The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Columbia Federal's mortgage-backed securities at September 30, 1998. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                 At September 30, 1998
                  ---------------------------------------------------------------------------------------------------------------
                                             After                After                                          Total
                   One year or less    one to five years    five to ten years      After ten years     mortgage-backed portfolio
                  ------------------   ------------------   ------------------   ------------------   ---------------------------
                  Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Market   Average
                   value      yield     value      yield     value      yield     value      yield     value     value     yield
                  --------   -------   --------   -------   --------   -------   --------   -------   --------   ------   -------
                                                                 (Dollars in thousands)

FNMA certificates   $  -        -%      $  321     5.95%     $3,073     6.19%     $ 9,906    6.38%    $13,300   $13,357    6.32%
GNMA certificates      -        -            -        -          48     8.00        4,334    7.08       4,382     4,484    7.09
FHLMC certificates     -        -          780     7.48       1,672     6.36        2,218    6.74       4,670     4,763    6.73
                    -----------------------------------------------------------------------------------------------------------
      Total            -        -%      $1,101     7.03%     $4,793     6.27%     $16,458    6.61%    $22,352   $22,604    6.64%
                    ===========================================================================================================


Investment Activities

      OTS regulations require that Columbia Federal maintain a minimum amount of liquid assets, which may be invested in U. S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Columbia Federal is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. See "REGULATION."

      The following table sets forth the composition of CFKY's investment securities at the dates indicated:


                                                                 At September 30,
                                      ---------------------------------------------------------------------
                                                    1998                                1997
                                      ---------------------------------	  ---------------------------------
                                      Carrying   % of    Market   % of    Carrying   % of    Market   % of
                                       value     Total   value    Total    value     Total   value    Total
                                      ---------------------------------------------------------------------
                                                                (Dollars in thousands)

U.S. Government and federal
 agency securities held to maturity    $18,980     78%   $19,148    78%   $14,072      92%   $14,071    92%
Corporate notes available for sale       4,091     17      4,091    17          -       -          -     -
FHLB stock                               1,354      5      1,354     5      1,260       8      1,260     8
                                       -------------------------------------------------------------------
      Total investment securities      $24,425    100%   $24,593   100%   $15,332     100%   $15,331   100%
                                       ===================================================================


      The following tables set forth the contractual maturities, carrying values, market values and average yields for CFKY's investment securities at September 30, 1998.


                                                                    At September 30, 1998
                             -------------------------------------------------------------------------------------------
                              One year or less    After one to five years   After five to ten years     After ten years
                             ------------------   -----------------------   -----------------------   ------------------
                             Carrying   Average   Carrying        Average   Carrying        Average   Carrying   Average
                              value      yield     value           yield     value           yield     value      yield
                             -------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

U.S. Government and federal
 agency securities held to
 maturity                     $1,999     5.31%     $13,790         6.12%     $3,191          6.24%     $    -        -%
Corporate notes available
 for sale                          -        -            -            -           -             -       4,091     5.49
FHLB stock (1)                 1,354     7.18            -            -           -             -     	    -        -
                              ----------------------------------------------------------------------------------------
Total                         $3,353     6.05%     $13,790         6.12%     $3,191          6.24%     $4,091     5.49%
                              ======               =======                   ======                    ======


                                                  At September 30, 1998
                                      ----------------------------------------------
                                        Weighted                            Weighted
                                      average life    Carrying    Market    average
                                        in years        value      value     yield
                                      ----------------------------------------------
                                                  (Dollars in thousands)

U.S. Government and federal agency
 securities  held to maturity          4.73           $18,980     $19,148    6.06%
Corporate notes available for sale    10.25             4,091       4,091    5.49
FHLB stock                              N/A             1,354       1,354    7.18(1)
                                                      -------     -------

    Total                              5.71           $24,425     $24,593    6.01%
                                                      =======     =======

--------------------
<F1>  The FHLB stock has no stated maturity.  Columbia Federal is required by regulation to maintain an investment in FHLB stock.  The yield indicated is the actual yield during fiscal 1998; there is no stated
      yield.


Deposits and Borrowings

      General. Deposits have traditionally been the primary source of Columbia Federal's funds for use in lending and other investment activities.
 In addition to deposits, Columbia Federal derives funds from FHLB advances, interest payments and principal repayments on loans and mortgage-backed securities, service charges and gains on the sale of assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

      Deposits. Deposits are attracted principally from within Columbia Federal's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook savings accounts and term certificate accounts. At September 30, 1998, $14.0 million of Columbia Federal's deposits were individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Columbia Federal based on Columbia Federal's liquidity requirements, growth goals and interest rates paid by competitors. Columbia Federal does not use brokers to attract deposits.

      At September 30, 1998, Columbia Federal's certificates of deposit totaled $52.8 million, or 66.4% of total deposits. Of such amount, approximately $31.2 million in certificates of deposit mature within one year. Based on past experience and Columbia Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Columbia Federal at maturity. If there is a significant deviation from historical experience, Columbia Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

      The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Columbia Federal at the dates indicated:


                                                         At September 30,
                                       ----------------------------------------------------
                                                 1998                        1997
                                       ------------------------    ------------------------
                                                   Percent of                  Percent of
                                       Amount    total deposits    Amount    total deposits
                                       ----------------------------------------------------
                                                      (Dollars in thousands)

Transaction accounts:
  NOW accounts (1)                     $ 4,021         5.06%       $ 3,952         4.38%
  Money market accounts (2)              9,953        12.52         11,919        13.21
  Club Accounts                             64         0.08             66         0.07
  Passbook savings accounts (3)         12,654        15.92         13,167        14.60
                                       ------------------------------------------------
      Total transaction accounts        26,692        33.58         29,104        32.26

Certificates of deposit:
  2.01 -  4.00%                             42         0.05             42         0.05
  4.01 -  6.00%                         43,024        54.13         31,457        34.88
  6.01 -  8.00%                          9,726        12.24         29,592        32.81
                                       ------------------------------------------------
      Total certificates of deposit     52,792        66.42         61,091        67.74
                                       ------------------------------------------------

Total deposits (4)                     $79,484       100.00%       $90,195       100.00%
                                       ================================================

--------------------
<F1>  Columbia Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates.  At September
      30, 1998 and 1997, the weighted average rates on NOW accounts were
      2.24% and 2.46%, respectively.

<F2>  Columbia Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates.  At
      September 30, 1998 and 1997, the weighted average rates on money market accounts were 2.78% and 3.06%, respectively.

<F3>  Columbia Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 2.75% and 3.02% at September 30, 1998 and 1997, respectively.

<F4>  IRAs are included in the various certificates of deposit balances.
      IRAs totaled $14.0 million and $16.2 million as of September 30, 1998 and 1997, respectively.


      The following table shows rate and maturity information for Columbia Federal's certificates of deposit as of September 30, 1998:


                                       Amount Due
                -------------------------------------------------------
                              Over         Over
                 Up to     1 year to    2 years to     Over
    Rate        one year    2 years      3 years      3 years    Total
    -------------------------------------------------------------------
                                       (In thousands)

2.01 - 4.00%    $     2     $     -       $    -      $   40    $    42
4.01 - 6.00%     27,191      11,738        2,352       1,743     43,024
6.01 - 8.00%      3,973       2,011        3,041         701      9,726
                -------------------------------------------------------
    Total       $31,166     $13,749       $5,393      $2,484    $52,792
                =======================================================


      The following table presents the amount of Columbia Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1998:


                                                                 Average
                                                   Amount     interest rate
                                                   ------     -------------
                                                        (In thousands)

In quarter ended
  December 31, 1998                                $  309         5.24%
  March 31, 1999                                      648         6.47
  June 30, 1999                                       419         6.54
  September 30, 1999                                  443         5.39

After September 30, 1999                            1,503         5.93
                                                   -------------------

      Total time deposits $100,000 or greater      $3,322         5.98%
                                                   ===================


      The following table sets forth Columbia Federal's deposit account balance activity for the periods indicated:


                                                       Year ended September 30,
                                                       ------------------------
                                                         1998            1997
                                                         ----            ----
                                                        (Dollars in thousands)

Beginning balance                                      $ 90,195        $ 94,657
Deposits                                                135,648          59,497
Withdrawals                                            (150,001)        (67,647)
                                                       ------------------------
Net increases (decreases) before interest credited      (14,353)         (8,150)
Interest credited                                         3,642           3,688
                                                       ------------------------
Ending balance                                         $ 79,484        $ 90,195
                                                       ========================
  Net increase (decrease)                              $(10,711)       $ (4,462)

  Percent increase (decrease)                            (11.88)%         (4.71)%


      Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Columbia Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit-worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1998, Columbia Federal was in compliance with the QTL Test.

      Columbia Federal obtained advances from the FHLB of Cincinnati as set forth in the following table:


                                                       At September 30,
                                                    ----------------------
                                                    1998            1997
                                                    ----            ----
                                                    (Dollars in thousands)

Average balance outstanding                         $ -            $  417
Maximum amount outstanding at any month
 end during the period                                -             1,000
Balance outstanding at end of period
Weighted average interest rate during the period      -%             6.00%
Weighted average interest rate at end of period       -


Yields Earned and Rates Paid

      The following table presents certain information relating to CFKY's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of customer deposits and FHLB advances for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from monthly balances, net of the allowance for losses on loans.


                                                                          Year ended September 30,
                                                ----------------------------------------------------------------------------
                                                                1998                                     1997
                                                ------------------------------------    ------------------------------------
                                                Average     Interest                    Average      Interest
                                                balance    earned/paid    Yield/rate    balance    earned/paid    Yield/rate
                                                ----------------------------------------------------------------------------
                                                                           (Dollars in thousands)

Interest-earning assets
  Interest-bearing deposits                     $ 10,504     $  512          4.87%      $  3,755      $  197         5.25%
  Investment securities (1)                       18,419      1,108          6.02         14,508         854         5.89
  Mortgage-backed securities                      18,870      1,263          6.69         16,723       1,143         6.83
  Loans receivable, net                           62,388      5,392          8.64         67,405       5,802         8.61
                                                -------------------------------------------------------------------------
      Total interest-earning assets              110,181      8,275          7.51        102,391       7,996         7.81

Non-interest earning assets
  Cash and amounts due from
   depository institutions                           542                                     601
  Premises and equipment, net                      1,621                                   1,566
  Other nonearning assets                            615                                     769
                                                --------                                --------
                                                   2,778                                   2,936

      Total assets                              $112,959                                $105,327
                                                ========                                ========

Interest-bearing  liabilities
  NOW accounts                                  $  4,265     $  100          2.34%      $  4,068      $  100         2.46%
  Money market accounts                           16,740        403          2.41         12,512         383         3.06
  Passbook savings accounts                       13,325        391          2.93         13,361         403         3.02
  Certificates of deposit                         56,911      3,297          5.79         61,646       3,540         5.74
                                                --------                                --------
      Total deposits                              91,241                                  91,587

FHLB advances                                          -          -             -            417          25         6.00
                                                -------------------------------------------------------------------------
      Total interest-bearing  liabilities         91,241      4,191          4.59         92,004       4,451         4.84

Non-interest  bearing liabilities                  1,103                                     448
                                                --------                                --------
      Total liabilities                           92,344                                  92,452

Retained earnings                                 20,615                                  12,875
                                                --------                                --------

      Total liabilities and retained earnings   $112,959                                $105,327
                                                ========                                ========

Net interest income; interest rate spread                    $4,084          2.92%                    $3,545         2.97%
                                                             ======        ======                     ======       ======

Net interest margin (net interest income as
 a percent of average interest-earning assets)                               3.71%                                   3.46%
                                                                           ======                                  ======
Average interest-earning assets to average
 interest-bearing liabilities                                              120.76%                                 111.29%
                                                                           ======                                  ======

Amortized loan fees included in interest income              $  256                                   $  191
                                                             ======                                   ======

--------------------
<F1>  Includes dividends on FHLB stock.


      The following table sets forth, at the date indicated, the weighted average yields earned on CFKY's interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, the interest rate spread and the net interest margin on interest-earning assets. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively.


                                                        At September 30,
                                                        ----------------
                                                        1998       1997
                                                        ----       ----

Weighted average yield on loan portfolio                8.12%     8.23%
Weighted average yield on mortgage-backed securities    6.64      6.81
Weighted average yield on investment securities         6.01      5.73
Weighted average yield on interest-bearing deposits     5.17      5.36
Weighted average yield on all interest-earning assets   7.26      7.44
Weighted average interest rate on deposits              4.48      4.94
Weighted average interest rate on FHLB advances            -         -
Weighted average interest rate paid on all
 interest-bearing liabilities                           4.48      4.94
Interest rate spread (spread between weighted
 average interest rate on all interest-bearing
 assets and all interest-bearing liabilities)           2.78      2.50


      The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected CFKY's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:


                                                                     Year ended September 30,
                                       -----------------------------------------------------------------------------------
                                                     1998 vs. 1997                              1997 vs. 1996
                                       ----------------------------------------	  ----------------------------------------
                                        Increase        Increase       Total       Increase        Increase       Total
                                       (decrease)      (decrease)     increase    (decrease)      (decrease)     increase
                                       due to rate   due to volume   (decrease)   due to rate   due to volume   (decrease)
                                       -----------------------------------------------------------------------------------
                                                                          (In thousands)

Interest income attributable to:
  Interest-bearing deposits               $(14)           $328          $314         $ (3)          $ (39)        $ (42)
  Investment securities                     21             233           254           34             (56)          (22)
  Mortgage-backed securities               (25)            145           120            8             (79)          (71)
  Loans receivable                          21            (430)         (409)           7             (74)          (67)
                                          -----------------------------------------------------------------------------

      Total interest income                  3             276           279           46            (248)         (202)
                                          -----------------------------------------------------------------------------

Interest expense attributable to:
  NOW accounts                              (5)              5             -           (1)             (8)           (9)
  Money market accounts                    (81)            101            20          (10)            (60)          (70)
  Passbook savings accounts                (11)             (1)          (12)          (7)             (2)           (9)
  Certificates of deposit                   30            (273)         (243)          40            (104)          (64)
  FHLB Advances                              -             (25)          (25)           -              25            25
                                          -----------------------------------------------------------------------------
      Total interest expense               (67)           (193)         (260)          22            (149)         (127)
                                          -----------------------------------------------------------------------------

Increase (decrease) in net
 interest income                          $ 70            $469          $539         $ 24           $ (99)        $ (75)
                                          =============================================================================


Asset and Liability Management

      Columbia Federal, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Columbia Federal uses the Net Portfolio Value ("NPV") methodology recently adopted by the OTS as part of its capital regulations. Although the implementation of such regulation has been delayed and Columbia Federal is not subject to the NPV regulation because the regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, the application of the NPV methodology may illustrate Columbia Federal's interest rate risk.

      Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital.

      At September 30, 1998, 2% of the present value of Columbia Federal's assets was approximately $2.5 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $4.2 million at September 30, 1998, Columbia Federal would have been required to deduct approximately $850,000 (50% of the approximate $1.7 million difference) from its capital in determining whether Columbia Federal met its risk-based capital requirement if the NPV regulation had applied to Columbia Federal. Regardless of such reduction, however, Columbia Federal's risk-based capital at September 30, 1998, would still have exceeded the regulatory requirement by $25.8 million.

      Presented below, as of September 30, 1998, is an analysis of Columbia Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.
 The table also contains the policy limits set by the Board of Directors of Columbia Federal as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Columbia Federal's strong capital position.

      As illustrated in the table, Columbia Federal's NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. As a result, in a rising interest rate environment, the amount of interest Columbia Federal would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Columbia Federal would pay on its deposits would increase rapidly because Columbia Federal's deposits generally have shorter periods to repricing. Assumptions used in calculating the amounts in this table are OTS assumptions.


                                            At September 30, 1998
                                          -------------------------
Change in Interest Rate    Board Limit       $ Change      % Change
    (Basis Points)           % Change         in NPV        in NPV
-------------------------------------------------------------------
                                          (In thousands)

         +400                 (60)%          $(9,246)        (30)%
         +300                 (45)            (6,695)        (22)
         +200                 (30)            (4,168)        (14)
         +100                 (15)            (1,869)         (6)
            -                   -                  -           -
         -100                 (15)             1,556           5
         -200                 (30)             3,367          11
         -300                 (45)             5,567          18
         -400                 (60)             7,853          26


      As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making the risk calculations.

      If interest rates rise from the recent historically low levels, Columbia Federal's net interest income will be negatively affected. Moreover, rising interest rates may negatively affect Columbia Federal's earnings due to diminished loan demand. Although Columbia Federal originates loans in accordance with secondary market guidelines in order to be able to sell loans if necessary for interest rate risk management, many of the loans are not readily saleable because they are secured by non-owner occupied real estate. Moreover the sale of loans would further reduce net income as the proceeds from the sale would be directed into lower yielding investments.

      As part of management's overall strategy to manage interest rate risk, Columbia Federal commenced the origination of adjustable-rate mortgage loans ("ARMs") in 1982. At September 30, 1998, the portfolio included $3.7 million of three-year ARMs, and $6.2 million of one-year ARMs. In addition, at September 30, 1998, $9.4 million of Columbia Federal's mortgage-backed and related securities were backed by mortgages with adjustable rates. On the deposit side, management has sought to lengthen the average maturity of its liabilities by adopting a tiered pricing program for its certificates of deposit, which provides higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities.

Competition

      Columbia Federal competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Columbia Federal competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Columbia Federal competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

      The size of financial institutions competing with Columbia Federal is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Columbia Federal.

Year 2000 Readiness

      Because the Bank's operations rely extensively on computer systems, the Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 ("Y2K") correctly. The Bank has developed a Year 2000 Plan, which was presented to the Board of Directors in 1997. The Board of Directors appointed a Year 2000 Committee, which reports to the Board of Directors quarterly.

      The Bank relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, ATM service, and wire transfers. The Year 2000 Committee is working with the vendors to assess their Y2K readiness. Based upon an initial assessment, the Board of Directors believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the third-party vendors are taking the appropriate steps to ensure that critical systems will function properly. The planned modifications and conversions should be completed and tested by June 30, 1999.

      All date-dependent equipment and related software throughout the Bank have been inventoried and tested for Y2K capabilities. Equipment identified as not being Y2K compatible has been replaced. The Bank has estimated that the cost for new hardware and software will be approximately $15,000.

      If the modifications and conversions by both third-party vendors and the Bank are not completed on a timely basis or if they fail to function properly, the operations and financial condition of the Company could be materially adversely affected. The Bank is developing contingency plans for continued operations in the event of system failure.

      In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank is assessing such risks among its customers. The Company could also be materially adversely affected if other third-parties, such as governmental agencies, clearing houses, telephone companies, utilities and other service providers fail to prepare properly. The Bank is therefore attempting to assess these risks and take action to minimize their effect.

Personnel

      As of September 30, 1998, Columbia Federal had 36 full-time employees. Columbia Federal believes that relations with its employees are good.
Columbia Federal offers health and life insurance benefits, a 401(k) plan and a defined benefit pension plan. None of the employees of Columbia Federal are represented by a collective bargaining unit.

                                 REGULATION

General

      As a savings association organized under the laws of the United States, Columbia Federal is subject to regulatory oversight by the OTS. Because Columbia Federal's deposits are insured by the FDIC, Columbia Federal is also subject to examination and regulation by the FDIC. Columbia Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether Columbia Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. Columbia Federal is a member of the FHLB of Cincinnati.

      CFKY is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, CFKY is subject to regulation, examination and oversight by the OTS as the holding company of Columbia Federal and is required to submit periodic reports to the OTS. Because CFKY is a corporation organized under Ohio law, CFKY is also subject to the provisions of the Ohio Revised Code applicable to corporations generally.

      Congress is considering legislation to eliminate the federal savings association charter and the separate federal regulation of savings associations. The Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Columbia Federal may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Columbia Federal may engage and would probably subject Columbia Federal to more regulation by the FDIC.
 In addition, CFKY may become subject to different holding company regulations, including separate capital requirements. At this time, CFKY cannot predict whether or when Congress may actually pass legislation regarding CFKY's and Columbia Federal's regulatory requirements or charter.
 Although such legislation may change or limit the activities in which either CFKY or Columbia Federal may engage, it is not anticipated that the current activities of CFKY or Columbia Federal will be materially affected by such changes or limitations.

OTS Regulations

      General. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations the deposits of which are insured by the FDIC in the SAIF and all federally chartered savings institutions. The OTS issues regulations governing the operation of savings associations, regularly examines such institutions and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination. It also promulgates regulations that prescribe the permissible investments and activities of federally chartered savings associations, including the type of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

      Federally chartered savings associations are subject to regulatory oversight by the OTS under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment.
 Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income areas and borrowers. Columbia Federal has received a "Satisfactory" examination rating under those regulations.

      Regulatory Capital Requirements. Columbia Federal is required by OTS regulations to meet certain minimum capital requirements. These requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Columbia Federal is equal to tangible capital) of 3% of adjusted total assets, and risk-based capital (which for Columbia Federal consists of core capital and general valuation allowances) equal to 8% of risk-weighted assets. Assets and certain off balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

      The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Columbia Federal does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Columbia Federal's core capital ratio at September 30, 1998, was 22.3%.

      The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component, and Columbia Federal currently qualifies for such exemption. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Columbia Federal's capital at September 30, 1998, met the standards for the highest category, a "well-capitalized" association.

      Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with the terms of an OTS-approved capital plan until the institution has been adequately capitalized on an average during each of four consecutive calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

      Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions according to ratings of associations based on their capital level and supervisory condition. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      For purposes of the capital distribution regulations, each institution is categorized into one of three tiers. The first rating category is Tier 1, consisting of associations that, before and after the proposed capital distribution, meet their fully phased-in capital requirement. Associations in this category may make capital distributions during any calendar year equal to the greater of (i) 100% of its net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or (ii) the amount authorized for a Tier 2 association. The second category, Tier 2, consists of associations that, before and after the proposed capital distribution, meet their current minimum capital requirement, but not their fully phased-in capital requirement, as such requirements are defined by OTS regulations. Associations in this category may make capital distributions up to 75% of their net income over the most recent four quarters. Tier 3 associations do not meet their current minimum capital requirement and must obtain OTS approval of any capital distribution. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be treated as a Tier 2 or a Tier 3 association.

      Columbia Federal meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.
Columbia Federal is prohibited from declaring or paying any dividends or from purchasing any of its stock if, as a result of such dividend or such purchase, Columbia Federal's net worth would be reduced below the amount required to be maintained for the liquidation account established in connection with the conversion. As a subsidiary of CFKY, Columbia Federal is required to give the OTS 30 days' notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Liquidity. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet the liquidity requirement. The eligible liquidity of Columbia Federal at September 30, 1998, was approximately $27.2 million, or 30.4%, and exceeded the 4% liquidity requirement by approximately $23.6 million, or 26.4%.

      Qualified Thrift Lender Test. Savings associations are required to meet the QTL Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash, and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances.
If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 1998, Columbia Federal met the QTL Test.

      Lending Limit. OTS regulations generally limit the aggregate amount that a savings association may lend to one borrower to an amount equal to 15% of the savings association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital.
 A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral."
 Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose."

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed the association's total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. Columbia Federal was in compliance with such restrictions at September 30, 1998.

      Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates.
 An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. CFKY is an affiliate of Columbia Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Columbia Federal was in compliance with these requirements and restrictions at September 30, 1998.

      Holding Company Regulation. CFKY is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, CFKY has registered with the OTS and is be subject to OTS regulations, examination, supervision and reporting requirements.

      The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

      As a unitary savings and loan holding company, CFKY generally has no restrictions on its activities. Such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. Congress is considering legislation which may limit CFKY's ability to engage in such activities and CFKY cannot predict if and in what form these proposals might become law. However, such limits would not impact CFKY's initial activity of holding stock of Columbia Federal. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1998, Columbia Federal met the QTL Tests.

      If CFKY were to acquire control of another savings institution other than through a merger or other business combination with Columbia Federal, CFKY would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of CFKY and any of its subsidiaries (other than Columbia Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence, or shall continue after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust,
(vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or
(vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

      The OTS may also approve an acquisition resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

FDIC Regulations

      Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. Columbia Federal is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Columbia Federal, and has authority to initiate enforcement actions against federally insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

      The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

      Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy savings associations were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits are required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, the cost of prior thrift failures, which had previously been paid only by SAIF members, will also be paid by BIF members.

      Columbia Federal is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. Columbia Federal had $90.0 million in SAIF-insured deposits at March 31, 1995. Columbia Federal paid a special assessment of $592,000 in November 1996, which was accounted for and recorded as of September 30, 1996. This assessment was tax-deductible but reduced earnings for the year ended September 30, 1996.

FRB Regulations

      FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At September 30, 1998, Columbia Federal was in compliance with its reserve requirements.

Federal Home Loan Banks

      The FHLBs provide credit to their members in the form of advances. Columbia Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Columbia Federal's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. Columbia Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.4 million at September 30, 1998.

      Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

      Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

                                  TAXATION

Federal Taxation

      CFKY and Columbia Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, CFKY and Columbia Federal may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986.
In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.
However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

      Columbia Federal's average gross receipts for the three tax years ending on September 30, 1998, is $8.2 million, and as a result, Columbia Federal does not qualify as a small corporation exempt from the alternative minimum tax. CFKY's average gross receipts for the three tax years ending on September 30, 1998, is $112,000, and as a result, Columbia Financial of Kentucky, Inc. does qualify as a small corporation exempt from the alternative minimum tax.

      Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions, including Columbia Federal, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994 and 1993, Columbia Federal used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

      The Small Business Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

      A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

      For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (excess to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Columbia Federal to CFKY is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Columbia Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1998, Columbia Federal's pre-1988 reserves for tax purposes totaled approximately $2.7 million. Columbia Federal believes it had approximately $11.1 million of accumulated earnings and profits for tax purposes as of September 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Columbia Federal will have current or accumulated earnings and profits in subsequent years.

      The tax returns of Columbia Federal have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Columbia Federal.

Ohio Taxation

      Under Ohio law, Columbia Federal would be subject to the special Ohio corporation franchise tax applicable only to financial institutions if, among other factors, it has sufficient nexus with Ohio for such tax to be permissible under the United States Constitution. Columbia Federal believes that presently it does not have such nexus with Ohio and is not subject to the Ohio tax. Because it is a corporation organized under Ohio law, CFKY is subject to the Ohio corporation franchise tax, which, as applied to CFKY, is a tax measured by both net earnings and net worth. The tax liability is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% of taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

      A special litter tax is also applicable to all corporations, including CFKY, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to
 .014% times taxable net worth.

Kentucky Taxation

      The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. However, CFKY (on an unconsolidated basis) must pay a Kentucky state income tax, as well as a tax on capital. The tax on income is 4.0% for the first $25,000 of taxable income, 5.0% for the next $25,000, 6.0% for the next $50,000, 7.0% for the next $150,000 and 8.25% for all income over $250,000. The tax on capital is .0021 times the capital employed.

      Columbia Federal is subject to an annual Kentucky ad valorem tax. Assessed at the beginning of each calendar year, this tax is 0.1% of Columbia Federal's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. During the year ended September 30, 1998, the amount of such expense for Columbia Federal was $89,000.

Item 2.   Description of Property

      The following table sets forth certain information at September 30, 1998, regarding the properties on which the main office and the branch offices of Columbia Federal are located:


                                     Owned        Date      Square          Net
Location                           or leased    acquired    footage    book value(1)
------------------------------------------------------------------------------------
                                                                      (In thousands)

Main Office:

2497 Dixie Highway
Ft. Mitchell, Kentucky   41017       Owned        1957       8,536         $248

Branch Offices:

Pike Street and Lee Street
Covington, Kentucky  41011           Owned        1937       4,520          121

612 Buttermilk Pike
Crescent Springs, Kentucky  41017    Owned        1981       1,848           49

3522 Dixie Highway
Erlanger, Kentucky  41018            Owned        1981       2,392           21

7550 Dixie Highway
Florence, Kentucky  41042            Owned        1996       3,025          585

--------------------
<F1>  At September 30, 1998, Columbia Federal's office premises and equipment had a total net book value of $1.6 million.  For additional information regarding Columbia Federal's office premises and equipment, see Note 8 of Notes to the Financial Statements.


Item 3.   Legal Proceedings

      Neither CFKY nor Columbia Federal is presently involved in any legal proceedings of a material nature. From time to time, Columbia Federal is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Columbia Federal.

Item 4.   Submission of Matters to a Vote of Security Holders

      Not applicable.

                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

      There were 2,671,450 common shares of CFKY outstanding on December 2, 1998, held of record by approximately 1,404 shareholders. Price information with respect to CFKY's common shares is quoted on The Nasdaq National Market ("Nasdaq") under the symbol "CFKY." The high and low bids for the common shares of CFKY, as quoted by Nasdaq, and dividends declared per common share between April 15, 1998, the date of completion of the Conversion, and September 30, 1998, are set forth below. Such amounts do not include retail markups, markdowns or commissions.


                                      09/98       06/98
                                      -----       -----

Dividends Declared                   $  .07      $  N/A
High Bid During Quarter               15.00       17.75
Low Bid During Quarter               $11.50      $10.00(1)

--------------------
<F1>  Common Shares of CFKY were sold in connection with the Conversion for
      $10.00 per share.


      In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations.

      Under OTS regulations applicable to converted savings associations, Columbia Federal is not permitted to pay a cash dividend on its common shares if the regulatory capital of Columbia Federal would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account (which was established for the purpose of granting a limited priority claim on the assets of Columbia Federal, in the event of a complete liquidation, to those members of Columbia Federal before the Conversion who maintain a savings account at Columbia Federal after the Conversion) or applicable regulatory capital requirements prescribed by the OTS.

      OTS regulations applicable to all savings associations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half the amount by which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval of the OTS. Columbia Federal currently meets all of its regulatory capital requirements and, unless the OTS determines that Columbia Federal is an institution requiring more than normal supervision, Columbia Federal may pay dividends in accordance with the foregoing provisions of the OTS regulations.

Item 6.   Management's Discussion and Analysis or Plan of Operation

      The discussion contained under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Columbia Financial of Kentucky, Inc.'s 1998 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference and attached hereto in
Exhibit 13.

Item 7.   Financial Statements

      The financial statements contained in the Annual Report are incorporated herein by reference and attached hereto in exhibit 13.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

      Not applicable.

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of CFKY (the "Proxy Statement"), which is included as Exhibit 99.1 hereto, under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" is incorporated herein by reference.

Item 10.   Executive Compensation

      The information contained in the Proxy Statement under the caption "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS " is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

      The information contained in the Proxy Statement under the caption "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT" is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions

      The information contained in the Proxy Statement under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - Certain Transactions" is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

                  3.1     Articles of Incorporation (incorporated by reference)

                  3.2     Code of Regulations (incorporated by reference)

                 10 Employment Agreement with Mr. Robert V. Lynch (incorporated by reference)

                 13       Portions of 1998 Annual Report to Shareholders

                 21       Subsidiaries of Columbia Financial of Kentucky, Inc.

                 27       Financial Data Schedule

                 99.1 Proxy Statement for 1999 Annual Meeting of Shareholders (incorporated by reference)

                 99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

          (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1998.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COLUMBIA FINANCIAL OF KENTUCKY, INC.

                                  By /s/ Robert V. Lynch
                                     --------------------------
                                     Robert V. Lynch
                                     President
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Robert V. Lynch            By /s/ Abijah Adams
   --------------------------        --------------------------
   Robert V. Lynch                   Abijah Adams
   President and Director            Treasurer
                                     (Principal Financial Officer)

Date  December 23, 1998           Date  December 23, 1998

By /s/ J. Robert Bluemlein        By /s/ John C. Layne
   --------------------------        --------------------------
   J. Robert Bluemlein               John C. Layne
   Director                          Director

Date  December 23, 1998           Date  December 23, 1998

By /s/ Daniel T. Mistler          By /s/ Kenneth R. Kelly
   --------------------------        --------------------------
   Daniel T. Mistler                 Kenneth R. Kelly
   Director                          Chairman of the Board and Director

Date  December 23, 1998           Date  December 23, 1998

By /s/ Fred A. Tobergte, Sr.      By /s/ Geraldine Zembrodt
   --------------------------        --------------------------
   Fred A. Tobergte, Sr.             Geraldine Zembrodt
   Director                          Director

Date  December 23, 1998           Date  December 23, 1998


                              INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

   3.1       Articles of Incorporation of       Incorporated by reference to
             Columbia Financial of Kentucky,    Registration Statement on
             Inc.                               Form 8-A of the Registrant
                                                filed with the SEC on March
                                                20, 1998, Exhibit 2(a) and
                                                2(b).

   3.2       Code of Regulations of Columbia    Incorporated by reference to
             Financial of Kentucky, Inc.        Registration Statement on
                                                Form 8-A of the Registrant
                                                filed with the SEC on March
                                                20, 1998, Exhibit 2(c).

  10         Employment Agreement with Mr.      Incorporated by reference to
             Robert V. Lynch                    Registration Statement on
                                                Form S-1 of the Registrant
                                                filed with the SEC on
                                                December 17, 1997,
                                                Exhibit 10.3.

  13         Portions of 1998 Annual Report
             to Shareholders

  21         Subsidiaries of Columbia Financial
             of Kentucky, Inc.

  27         Financial Data Schedule

  99.1       Proxy Statement for the 1999       Incorporated by reference to
             Annual Meeting of Shareholders.    definitive Proxy Statement
                                                to be filed separately.

  99.2       Safe Harbor Under the Private
             Securities Litigation Reform Act
             of 1995
