Form 10QSB
period 1998-12-31
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 1999-02-11
CIK 1051000

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                     OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission File No.   0-23935
                     ---------

                    COLUMBIA FINANCIAL OF KENTUCKY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Ohio                                           61-1319175
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                        Identification Number)

      2497 Dixie Highway
    Ft. Mitchell, Kentucky                                  41017-3085
-------------------------------                             ----------
(Address of principal executive                             (Zip Code)
            office)

Registrant's telephone number, including area code:  (606) 331-2419

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X*                               No
    ------                                -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 9, 1999, the latest practicable date, 2,671,450 common shares of the registrant, no par value, were issued and outstanding.


                                    INDEX
                                    -----

                    COLUMBIA FINANCIAL OF KENTUCKY, INC.

                                                                  Page
                                                                  ----

PART I  -   FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition          3
            Consolidated Statements of Income                       4
            Consolidated Statements of Cash Flows                   5
            Notes to Consolidated Financial Statements              6
            Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    8

PART II  -  OTHER INFORMATION                                      12

SIGNATURES                                                         16


                    Columbia Financial of Kentucky, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        Dec. 31      Sept. 30
                                                                         1998          1998
                                                                        -------      --------
                                                                   (In Thousands Except Share Data)

                            ASSETS
Cash and due from Banks                                                 $    610     $    631
Interest Bearing Deposits in Other Banks                                   7,243        5,629
                                                                        ---------------------
      Total Cash and Cash Equivalents                                      7,853        6,260
Investment Securities
  Held to Maturity, At Cost (Market Value of
   $18,766  and $19,148 at December 31, 1998 and
   September 30, 1998)                                                    18,019       18,980
  Available-for-Sale, At Market Value                                      4,081        4,091
Mortgage-Backed Securities, At Cost (Market Value of
 $22,188 and $22,604 at December 31, 1998 and
 September 30, 1998)                                                      21,754       22,352
Loans Receivable, Net                                                     64,445       62,161
Interest Receivable                                                          803          891
Premises and Equipment, Net                                                1,603        1,625
Federal Home Loan Bank Stock, At Cost                                      1,377        1,354
Deferred Federal Income Tax Asset                                             61            -
Other Assets                                                                  92           86
                                                                        ---------------------
      Total Assets                                                      $120,088     $117,800
                                                                        =====================

                    LIABILITIES AND EQUITY

Liabilities
  Deposits                                                              $ 81,568     $ 79,484
  Advances from Borrowers for Taxes
   and Insurance                                                             150          343
  Accrued Federal Income Tax Liability                                       212            5
  Deferred Federal Income Tax Liability                                      162          172
  Other Liabilities                                                           84           78
                                                                        ---------------------
      Total Liabilities                                                   82,176       80,082
                                                                        ---------------------

Equity
  Preferred Stock (1,000,000 Shares, No Par Value, Authorized,
   No Shares Issued or Outstanding)                                            -            -
  Common Stock (6,000,000 Shares, No Par Value, Authorized,
   2,671,450 Issued and Outstanding)                                           -            -
  Additional Paid in Capital                                              26,215       25,821
  Retained Earnings - Substantially Restricted                            13,563       13,834
  Shares Acquired by Employee Stock Ownership Plan (ESOP)                 (1,866)      (1,937)
                                                                        ---------------------
      Total Equity                                                        37,912       37,718
                                                                        ---------------------
      Total Liabilities and Equity                                      $120,088     $117,800
                                                                        =====================


                    Columbia Financial of Kentucky, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended Dec. 31,
                                                   1998              1997
                                                   ----              ----
                                              (In Thousands Except Share Data)

Interest Income
  Loans                                           $1,363            $1,348
  Mortgage-Backed Securities                         345               279
  Investments                                        359               248
  Interest-Bearing Deposits                           65                57
                                                  ------------------------
      Total Interest Income                        2,132             1,932
                                                  ------------------------

Interest Expense
  Deposits                                           935             1,098
                                                  ------------------------

Net Interest Income                                1,197               834

Provision for Losses on Loans                          -                74
                                                  ------------------------

  Net Interest Income After Provision for
   Losses on Loans                                 1,197               760
                                                  ------------------------

Non-Interest Income                                   31                27
                                                  ------------------------

Non-Interest Expense
  Salaries and Employee Benefits                     495               425
  Occupancy Expense of Premises                       65                64
  Federal Deposit Insurance Premium                   13                14
  Data Processing Services                            24                28
  Advertising                                         30                35
  Other                                              173               141
                                                  ------------------------
      Total Non-Interest Expense                     800               707
                                                  ------------------------

    Income Before Federal Income Tax
     Expense                                         428                80

Federal Income Tax Expense                           145                27
                                                  ------------------------

      Net Income                                  $  283            $   53
                                                  ========================

Other Comprehensive Income                             -                 -
                                                  ------------------------

      Total Comprehensive Income                  $  283            $   53
                                                  ========================

Earnings Per Share
  Basic                                           $ 0.11               N/A
                                                  ------
  Diluted                                         $ 0.11               N/A
                                                  ------


                    Columbia Financial of Kentucky, Inc.

                          STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                              December 31,
                                                           ------------------
                                                            1998        1997
                                                            ----        ----
                                                             (In Thousands)

Cash Flows From Operating Activities
  Net Income                                               $   283     $    53
  Reconciliation of Net Income with
    Cash Flows from Operations
      Depreciation                                              27          30
      Provision for Losses on Loans                              -          74
      FHLB Stock Dividends                                     (23)        (23)
      Deferred Federal Income Tax                              (71)          -
    Changes In
      Interest Receivable                                       88         (13)
      Other Assets                                              (6)        (55)
      Federal Income Tax Receivable / Liability                207          27
      Other Liabilities                                          6         (36)
                                                           -------------------

      Net Cash Provided by Operating Activities                511          57
                                                           -------------------

Cash Flows From Investing Activities
  Investment Securities
    Purchased                                               (6,996)     (4,000)
    Matured                                                  7,967       2,010
  Mortgage-Backed Securities
    Principal Collected                                        598         232
  Loan Originations and Repayments, Net                     (2,284)        141
  Deferred Conversion Costs                                      -         (78)
  Purchases of Property and Equipment                           (5)        (27)
                                                           -------------------

      Net Cash Used by Investing Activities                   (720)     (1,722)
                                                           -------------------

Cash Flows From Financing Activities
  Advances from Borrowers for
   Taxes and Insurance                                        (193)       (296)
  Change in Deposits                                         2,084        (740)
  Dividends Paid                                              (187)          -
  ESOP Shares Released                                          98           -
                                                           -------------------

      Net Cash Provided (Used) by Financing Activities
       by Financing Activities                               1,802      (1,036)
                                                           -------------------

      Change in Cash and Cash Equivalents                    1,593      (2,701)
Beginning Balance, Cash and Cash Equivalents                 6,260       6,827
                                                           -------------------

      Ending Balance, Cash and Cash Equivalents            $ 7,853     $ 4,126
                                                           ===================


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    COLUMBIA FINANCIAL OF KENTUCKY, INC.

                      For the three-month period ended
                         December 31, 1998 and 1997


1.    Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Columbia Federal Savings Bank for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended December 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for an entire fiscal year.

      The accompanying consolidated financial statements include the accounts of Columbia Financial of Kentucky, Inc. ("CFKY") and Columbia
Federal Savings Bank ("Columbia Federal").   All significant intercompany
items have been eliminated.

2.    Impact of Recent Accounting Standards
      -------------------------------------

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 has not had a material impact on the disclosure requirements of CFKY.

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

4.    Pending Legislative Changes
      ---------------------------

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

5.    Earnings Per Share
      ------------------

      Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 193,661 unallocated ESOP shares, totaled 2,477,789 shares for the three-month period ended December 31, 1998. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares. Presently, CFKY has no dilutive potential common shares. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 2,477,789 for the three months ended December 31, 1998.


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


Discussion of Financial Condition Changes from September 30, 1998 to
--------------------------------------------------------------------
December 31, 1998
-----------------

      General. CFKY's assets totaled $120.1 million at December 31,1998, an increase of $2.3 million, or 2.0%, from $117.8 million at September 30, 1998. The increase resulted primarily from a $1.6 million increase in cash and cash equivalents and a $2.3 million increase in loans receivable, partially offset by a $961,000 decrease in held-to-maturity securities and a $598,000 decrease in mortgage-backed securities. Deposits increased $2.1 million and advances from borrowers for taxes and insurance decreased $193,000.

      Liquid Assets and Investments. Liquid assets (cash and cash equivalents) totaled $7.9 million at December 31, 1998, an increase of $1.6 million, or 25%, from the total at September 30, 1998.

      Loans Receivable. Net loans receivable equaled $64.4 million at December 31,1998, compared to $62.2 million at September 30, 1998, a 3.7% increase, attributable to loans being originated more rapidly than loans were being repaid.

      Allowance for Losses on Loans. Columbia Federal's allowance for loan losses totaled $300,000 at December 31, 1998, and September 30, 1998. The allowance represented .47% of total loans at December 31, 1998 and .48% at September 30, 1998. As of September 30, 1998, there were $173,000 in nonperforming loans, which was .28% of total net loans at that date. As of December 31,1998, there was $169,000 in nonperforming loans which was .26% of total net loans at that date.

      It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio.

      The following table sets forth the composition of the Bank's portfolio by type of loan at the dates indicated.

                                        December 31, 1998      September 30, 1998
                                       -------------------     -------------------
                                       Amount      Percent     Amount      Percent
                                       ------      -------     ------      -------

Real Estate Loans
  One-to-four Family Residential       $55,031      81.48%     $53,579      81.21%
  Multi-family and Non-residential       7,729      11.44        7,440      11.28
  Land and Construction:
    Nonresidential Real Estate             830       1.23          704       1.07
    Construction Loans                   3,932       5.82        4,228       6.41
                                       ------------------------------------------
    Total Real Estate Loans             67,522      99.97       65,951      99.96
                                       ------------------------------------------

Consumer Loans
  Savings Accounts                          17       0.02           20       0.03
  Other Consumer Loans                       4       0.01            5       0.01
                                       ------------------------------------------
    Total Consumer Loans                    21       0.03           25       0.04
                                       ------------------------------------------

    Total Loans                         67,543     100.00%      65,976     100.00%
                                       -------     ======      -------     ======


Less
  Loans in Process                       2,024                   2,759
  Deferred Loan Fees                       774                     756
  Allowance for Loan Losses                300                     300
                                       -------                 -------

    Loans Receivable, Net              $64,445                 $62,161
                                       =======                 =======


      The following is the change in the allowance for loan losses for the periods indicated.

                                     Three-Months Ended         Year Ended
                                     December 31, 1998      September 30, 1998
                                     ------------------     ------------------

Allowance for Loan Losses
  Balance at Beginning of Period            $300                   $300
  Net (Charge-Offs) Recoveries                 -                    (74)

  Provision for Loan Losses                    -                     74
                                            ---------------------------
  Balance at End of Period                  $300                   $300
                                            ===========================


      Although management believes that its allowance for loan losses at December 31, 1998, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect CFKY's results of operations.

      Deposits. Total deposits increased by $2.1 million, to $81.6 million, at December 31, 1998, from $79.5 million at September 30, 1998. At December 31, 1998, certificates of deposit that will mature within one year accounted for 39.4% of Columbia Federal's deposit liabilities.

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

      The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital from 4% to 5%, depending on the association's examination rating and overall risk. Columbia Federal does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Columbia Federal's core capital ratio at December 31, 1998, was 22.2%.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Columbia Federal's capital at December 31, 1998 met the standards for the highest category, a "well-capitalized" association.


Comparison of Operating Results for the Three-Month Periods Ended December
--------------------------------------------------------------------------
31, 1998 and 1997
-----------------

      General. CFKY's recorded net income of $283,000 for the three months ended December 31, 1998, compared to income of $53,000 for the same period in 1997, a $230,000 and 434% increase. The increase resulted primarily from a $200,000 increase in interest income and decreases in interest expense of $163,000 and provision for loan losses of $74,000. Such changes were offset by a $93,000 increase in non-interest expenses and a $118,000 increase in income tax expense.

      Interest Income. Interest income increased $200,000 for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. This was primarily a result of an increase of $15.6 million in average balances in interest earning assets as a result of additional funds to invest from the offering proceeds, partially offset by a decrease of 35 basis points, from 7.73% for the three months ended December 31, 1997 to 7.38% for the three months ended December 31, 1998, in the yield on interest earning assets.

      Interest Expense. Interest expense decreased $163,000 for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. This decrease was the result of a decrease in cost of funds from 4.91% for the three months ended December 31,1997 to 4.66% for the three months ended December 31, 1998, and by a decrease in average deposits of $9.3 million from $89.5 million for the three months ended December 31, 1997 to $80.2 for the three months ended December 31,1998.

      Columbia Federal's net interest rate spread was 2.72% for the three months ended December 31, 1998, compared to 2.82% for the three months ended December 31, 1997.

      Non-interest Income and Non-interest Expense. Non-interest income was $31,000 for the three months ended December 31, 1998, compared to $27,000 for the same period in 1997, primarily due to an increase in fee income. Non-interest expense increased $93,000, or 13.2%, to $800,000. The primary reason for this increase was the increase in salaries and employee benefits from $425,000 for the three months ended December 31, 1997, to $495,000 for the three months ended December 31, 1998 as a result of costs associated with CFKY's new ESOP. Also, other expenses increased $32,000 for the period primarily due to expenses associated with the operation of a public company.

Year 2000 Readiness
-------------------

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

      In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank is assessing such risks among its customers. The Company could also be materially adversely affected if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other service providers fail to prepare properly. The Bank is therefore attempting to assess these risks and take action to minimize their effect.

                                   PART II
                    COLUMBIA FINANCIAL OF KENTUCKY, INC.

Item 1.  Legal Proceedings
         -----------------

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (a)    Not applicable.

         (b)    Not applicable.

         (c)    Not applicable.

         (d)    Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Corporation held its 1998 annual meeting of stockholders on Thursday, January 28, 1998. The following information sets forth the matters considered at such annual meeting and the voting with respect to such matters.

                                                                   Broker
         1.    Election of Directors          For     Withheld    Non Votes
                                              ---     --------    ---------

               a.  Daniel T. Mistler       1,783,867   34,590         0
               b.  Geraldine Zembrodt      1,784,105   34,352         0
               c.  Fred A. Tobergte, Sr.   1,774,750   43,707         0

         2.    Ratification of Auditors

                                                   Broker
                  For       Against    Abstain    Non Votes
                  ---       -------    -------    ---------

               1,793,192    13,420     11,845         0

Item 5.  Other Information
         -----------------

      On January 15, 1999, Columbia Financial of Kentucky, Inc. announced that it intended to commence at the end of January, 1999, a repurchase program in which up to 5% of its outstanding common shares may periodically be purchased in the over-the-counter market during the next twelve months. The timing of purchases, the number of shares to be purchased, and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Board of Directors or management, affect the advisability of purchasing of CFKY shares. The repurchase program will be funded by excess liquidity.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibit 3.1 - Articles of Incorporation of Columbia Financial of
                       Kentucky, Inc.

                            Incorporated by reference to Registration
                            Statement on Form 8-A of the Registrant filed with the SEC on March 20, 1998, Exhibit 2(a) and 2(b).

         Exhibit 3.2 - Code of Regulations of Columbia Financial of
                       Kentucky, Inc.

                            Incorporated by reference to Registration
                            Statement on Form 8-A of the Registrant filed with the SEC on March 20, 1998, Exhibit 2(c).

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


Date: February 9, 1999                 By: /s/ Robert V. Lynch
      ----------------                     --------------------------------
                                           Robert V. Lynch, President and
                                            Chief Executive Officer


Date: February 9, 1999                 By: /s/ Abijah Adams
      ----------------                     --------------------------------
                                           Abijah Adams, Controller