Form 10QSB
period 1999-03-31
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 1999-05-14
CIK 1051000

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.   0-23935

                    COLUMBIA FINANCIAL OF KENTUCKY, INC.
           (Exact name of registrant as specified in its charter)

                    Ohio                               61-1319175
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation of organization)            Identification Number)

             2497 Dixie Highway
           Ft. Mitchell, Kentucky                      41017-3085
  (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:  (606) 331-2419

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [X]          No   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 1999, the latest practicable date, 2,660,950 common shares of the registrant, no par value, were issued and outstanding.

        1 of 15

                                    INDEX

                    COLUMBIA FINANCIAL OF KENTUCKY, INC.

                                                                     Page
                                                                     ----
PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition             3
            Consolidated Statements of Income                          4
            Consolidated Statements of Cash Flows                      5
            Notes to Consolidated Financial Statements                 6
            Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8

PART II  -  OTHER INFORMATION                                         13

SIGNATURES                                                            15

        2 of 15

                    Columbia Financial of Kentucky, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   March 31,     Sept. 30,
                                                     1999          1998
                                                   ---------     ---------
                                            (In Thousands Except Share Data)

                       ASSETS
Cash and due from Banks                            $    647      $    631
Interest Bearing Deposits in Other Banks              6,660         5,629
                                                   ----------------------

      Total Cash and Cash Equivalents                 7,307         6,260

Investment Securities
  Held to Maturity, At Cost (Market Value of
   $17,563  and $19,148 at March 31, 1999 and
   September 30, 1998)                               16,971        18,980
  Available-for-Sale, At Market Value                 4,071         4,091
Mortgage-Backed Securities, At Cost (Market
 Value of $22,141  and $22,604 at March 31, 1999
 and September 30, 1998)                             21,610        22,352
Loans Receivable, Net                                65,904        62,161
Interest Receivable                                     892           891
Premises and Equipment, Net                           1,577         1,625
Federal Home Loan Bank Stock, At Cost                 1,401         1,354
Deferred Federal Income Tax Asset                        94             -
Other Assets                                            139            86
                                                   ----------------------

      Total Assets                                 $119,966      $117,800
                                                   ======================

           LIABILITIES AND EQUITY
Liabilities
  Deposits                                         $ 81,524      $ 79,484
  Advances from Borrowers for Taxes
   and Insurance                                        264           343
  Accrued Federal Income Tax Liability                   53             5
  Deferred Federal Income Tax Liability                 162           172
  Other Liabilities                                      52            78
                                                   ----------------------

      Total Liabilities                              82,055        80,082
                                                   ----------------------

Equity
  Preferred Stock (1,000,000 Shares, No
   Par Value, Authorized, No Shares Issued
   or Outstanding)                                        -             -
  Common Stock (6,000,000 Shares, No Par
   Value, Authorized, 2,671,450 Issued,
   2,660,950 at March 31, 1999 and 2,671,450
   at September 30, 1998 Outstanding)                     -             -
  Treasury Stock (10,500 Shares at Cost)               (147)            -
  Additional Paid in Capital                         26,034        25,993
  Retained Earnings - Substantially Restricted       13,820        13,662
  Shares Acquired by Employee Stock Ownership
   Plan (ESOP)                                       (1,796)       (1,937)
                                                   ----------------------

      Total Equity                                   37,911        37,718
                                                   ----------------------

      Total Liabilities and Equity                 $119,966      $117,800
                                                   ======================

        3 of 15

                    Columbia Financial of Kentucky, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME

                                     Three Months             Six Months
                                    Ended March 31,         Ended March 31,
                                   ----------------        ----------------
                                   1999        1998        1999        1998
                                   ----        ----        ----        ----
                                       (In Thousands Except Share Data)

Interest Income
  Loans                           $1,379      $1,337      $2,742      $2,685
  Mortgage-Backed Securities         337         298         681         577
  Investments                        340         245         699         493
  Interest-Bearing Deposits           70          77         135         134
                                  ------------------------------------------

      Total Interest Income        2,126       1,957       4,257       3,889
                                  ------------------------------------------

Interest Expense
  Deposits                           929       1,103       1,863       2,201

Net Interest Income                1,197         854       2,394       1,688
                                  ------------------------------------------

Provision for Losses on Loans          -           -           -          74
                                  ------------------------------------------

      Net Interest Income After
       Provision for Losses on
       Loans                       1,197         854       2,394       1,614
                                  ------------------------------------------

Non-Interest Income                   27          29          58          56
                                  ------------------------------------------

Non-Interest Expense
  Salaries and Employee Benefits     501         407         995         832
  Occupancy Expense of Premises       69          64         134         128
  Federal Deposit Insurance
   Premiums                           14          14          27          28
  Data Processing Services            30          31          54          59
  Advertising                         31          30          61          65
  Other                              203         108         377         249
                                  ------------------------------------------

      Total Non-Interest Expense     848         654       1,648       1,361
                                  ------------------------------------------

      Income Before Federal
       Income Tax Expense            376         229         804         309

Federal Income Tax Expense           128          76         273         103
                                  ------------------------------------------

      Net Income                  $  248      $  153      $  531      $  206
                                  ==========================================

      Comprehensive Income        $  248      $  153      $  531      $  206
                                  ==========================================

Earnings Per Share
  Basic                           $ 0.10         N/A      $ 0.21         N/A
                                  ======                  ======
  Diluted                         $ 0.10         N/A      $ 0.21         N/A
                                  ======                  ======

        4 of 15

                    Columbia Financial of Kentucky, Inc.

                          STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                           March 31,
                                                       -----------------
                                                       1999         1998
                                                       ----         ----
                                                         (In Thousands)

Cash Flows From Operating Activities
  Net Income                                         $   531      $   206
  Reconciliation of Net Income with
   Cash Flows from Operations
    Depreciation                                          54           61
    Provision for Losses on Loans                          -           74
    FHLB Stock Dividends                                 (47)         (46)
    Deferred Federal Income Tax Benefit                 (104)           -
  Changes In
    Interest Receivable                                   (1)         (42)
    Other Assets                                         (53)         (29)
    Federal Income Tax Receivable / Liability             48           58
    Other Liabilities                                    (26)         (24)
                                                     --------------------

      Net Cash Provided by Operating Activities          402          258
                                                     --------------------

Cash Flows From Investing Activities
  Investment Securities
    Purchased                                         (1,000)      (6,001)
    Matured                                            3,029        7,048
  Mortgage-Backed Securities
    Principal Collected                                  742           16
  Loan Originations and Repayments, Net                    -         (190)
  Deferred Conversion Costs                           (3,743)         163
  Purchases of Premises and Equipment                     (6)         (91)
                                                     --------------------

      Net Cash (Used) Provided by Investing
       Activities                                       (978)         945
                                                     --------------------

Cash Flows From Financing Activities
  Advances from Borrowers for
   Taxes and Insurance                                   (79)        (182)
  Change in Deposits                                   2,040       23,676
  Dividends Paid                                        (186)           -
  ESOP Shares Released                                    (5)           -
  Treasury Shares Acquired                              (147)           -
                                                     --------------------

      Net Cash Provided by Financing Activities
       by Financing Activities                         1,623       23,494
                                                     --------------------

      Change in Cash and Cash Equivalents              1,047       24,697

Beginning Balance, Cash and Cash Equivalents           6,260        6,827
                                                     --------------------

      Ending Balance, Cash and Cash Equivalents      $ 7,307      $31,524
                                                     ====================

        5 of 15

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    COLUMBIA FINANCIAL OF KENTUCKY, INC.

               For the three-month and six-month periods ended
                           March 31, 1999 and 1998

1.    Basis of Presentation

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Columbia Federal Savings Bank for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

        6 of 15

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    COLUMBIA FINANCIAL OF KENTUCKY, INC.

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

5.    Earnings Per Share

      Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 193,661 unallocated ESOP shares, totaled 2,471,139 and 2,474,464, respectively, shares for the three month and six month periods ended March 31, 1999 and 1998. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares. Presently, CFKY has no dilutive potential common shares. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 2,471,139 and 2,474,464, respectively, for the three months and six months ended March 31, 1999 and 1998.

        7 of 15

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

Discussion of Financial Condition Changes from
 September 30, 1998 to March 31, 1999

      General. CFKY's assets totaled $120.0 million at March 31, 1999, an increase of $2.2 million, or 1.9%, from $117.8 million at September 30, 1998. The increase resulted primarily from a $1.0 million increase in cash and cash equivalents and a $3.7 million increase in loans receivable, partially offset by a $2.0 million decrease in investment securities and a $742,000 decrease in mortgage-backed securities. Deposits increased $2.0 million.

      Liquid Assets and Investments. Liquid assets (cash and cash equivalents) totaled $7.3 million at March 31, 1999, an increase of $1.0 million, or 15.9%, from the total at September 30, 1998. This increase was funded by an increase in deposits.

      Loans Receivable. Net loans receivable equaled $65.9 million at March 31, 1999, compared to $62.2 million at September 30, 1998, a 5.9% increase, attributable to loans being originated more rapidly than loans were being repaid.

      Allowance for Losses on Loans. Columbia Federal's allowance for loan losses totaled $300,000 at March 31, 1999, and September 30, 1998. The allowance represented .43% of total loans at March 31, 1999 and .45% at September 30, 1998. As of September 30, 1998, there were $173,000 in nonperforming loans, which was .28% of net loans at that date. As of March 31, 1999, there was $32,000 in nonperforming loans, which was .05% of net loans at that date.

      It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio.

        8 of 15

      The following table sets forth the composition of the Bank's portfolio by type of loan at the dates indicated.

                                        March 31, 1999         September 30, 1998
                                      -------------------      -------------------
                                      Amount      Percent      Amount      Percent
                                      ------      -------      ------      -------

Real Estate Loans
  One-to-four Family Residential      $55,065      79.35%      $53,579      81.21%
  Multi-family and Non-residential      8,256      11.90         7,440      11.28
  Land and Construction:
    Nonresidential Real Estate            791       1.14           704       1.07
    Construction Loans                  5,267       7.59         4,228       6.41
                                      -------------------------------------------
      Total Real Estate Loans          69,379      99.98        65,951      99.96
                                      -------------------------------------------

Consumer Loans
  Savings Accounts                         16        .02            20       0.03
  Other Consumer Loans                      -          -             5       0.01
                                      -------------------------------------------
      Total Consumer Loans                 16        .02            25       0.04
                                      -------------------------------------------

      Total Loans                      69,395     100.00%       65,976     100.00%
                                      -------     ======       -------     ======

Less
  Loans in Process                      2,433                    2,759
  Deferred Loan Fees                      759                      756
  Allowance for Loan Losses               300                      300
                                      -------                  -------

      Loans Receivable, Net           $65,903                  $62,161
                                      =======                  =======

      The following is the change in the allowance for loan losses for the periods indicated.

                                  Six Months Ended          Year Ended
                                   March 31, 1999       September 30, 1998
                                  ----------------      ------------------

Allowance for Loan Losses
  Balance at Beginning of Period        $300                  $300
  Net (Charge-Offs) Recoveries             -                   (74)

  Provision for Loan Losses                -                    74
                                        --------------------------

  Balance at End of Period              $300                  $300
                                        ==========================

      Although management believes that its allowance for loan losses at March 31, 1999, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect CFKY's results of operations.

      Deposits. Total deposits increased by $2.0 million, to $81.5 million, at March 31, 1999, from $79.5 million at September 30, 1998. At March 31, 1999, certificates of deposit that will mature within one year accounted for 40.4% of Columbia Federal's deposit liabilities. The increase resulted from managements continuing efforts to maintain a moderate rate of growth through marketing and pricing strategies.

      Regulatory Capital Requirements.   Columbia Federal is required by OTS
regulations to meet certain minimum capital requirements. These requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Columbia Federal is equal to tangible capital) of 4% of adjusted total assets, and risk-based capital (which for Columbia Federal consists of core capital and general valuation allowances) equal to 8% of risk-weighted assets. Assets and certain off balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

        9 of 15

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Columbia Federal's capital at March 31, 1999 met the standards for the highest category, a "well-capitalized" association.

Comparison of Operating Results for the
 Three-Month Periods Ended March 31, 1999 and 1998

      General. CFKY's recorded net income was $248,000 for the three months ended March 31, 1999, compared to income of $153,000 for the same period in 1998, a $95,000 and 62% increase. The increase resulted primarily from a $169,000 increase in interest income and decreases in interest expense of $174,000. Such changes were offset by a $194,000 increase in non-interest expenses and a $52,000 increase in income tax expense.

      Interest Income. Interest income increased $169,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This was primarily a result of an increase of $14.4 million in average balances in interest earning assets, partially offset by a decrease of 37 basis points, from 7.65% for the three months ended March 31, 1998 to 7.28% for the three months ended March 31, 1999, in the yield on interest earning assets. The increase in average interest earning assets was a result of the initial public offering proceeds.

      Interest Expense. Interest expense decreased $174,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decrease was the result of a decrease in cost of funds from 4.81% for the three months ended March 31,1998 to 4.57% for the three months ended March 31, 1999, and by a decrease in average deposits of $10.3 million from $91.7 million for the three months ended March 31, 1998 to $81.4 million for the three months ended March 31, 1999. The decreases in average deposits were mainly the result of deposits being used to purchase stock in the initial public offering.

      Columbia Federal's net interest rate spread was 2.71% for the three months ended March 31, 1999, compared to 2.84% for the three months ended March 31, 1998.

      Non-interest Income and Non-interest Expense. Non-interest income was $27,000 for the three months ended March 31, 1999, compared to $29,000 for the same period in 1998, primarily due to a decrease in fee income. Non-interest expense increased $194,000, or 29.7%, to $848,000. The primary reason for this increase was the increase in salaries and employee benefits from $407,000 for the three months ended March 31, 1998, to $501,000 for the three months ended March 31, 1999 as a result of costs associated with CFKY's new ESOP. Also, other expenses increased $95,000 for the period primarily due to an increase in license taxes for the holding company and increased expenses associated with the operation of a public company.

        10 of 15

Comparison of operating results for the
 six-month periods ended March 31, 1999 and 1998

      General. Columbia Federal recorded net income of $531,000 for the six months ended March 31, 1999, an increase of $325,000, or 158%, compared to income of $206,000 for the same period in 1998. The increase resulted primarily from a $368,000 increase in interest income, a $338,000 decrease in interest expense, and a $74,000 decrease in provision for loan losses, partially offset by a $163,000 increase in salary and employee benefits, a $128,000 increase in other non-interest expense and a $170,000 increase in income tax expense.

      Interest Income. Interest income increased $368,000 for the six months ended March 31, 1999 compared to the six months ended March 31, 1998. This was primarily a result of an increase of $15.0 million in average balances in interest earning assets, partially offset by a reduction in yield on interest earning assets of 36 basis points from 7.68% for the six months ended March 31, 1998 to 7.32% for the six months ended March 31, 1999. The increase in average interest earning assets was a result of the offering proceeds.

      Interest Expense. Interest expense decreased $338,000 for the six months ended March 31, 1999 compared to the six months ended March 31, 1998. This decrease was a result of a decrease in average deposits of $9.7 million from $90.6 million for the six months ended March 31, 1998 and a decrease in cost of funds from 4.86% for the six months ended March 31, 1998 to 4.61% for the six months ended March 31, 1999. The decreases in average deposits were mainly the result of deposits being used to purchase stock in the initial public offering.

      Columbia Federal's net interest rate spread was 2.71% for the six months ended March 31, 1999, compared to 2.82% for the six months ended March 31, 1998.

      Allowance and provision for loan losses. During the six months ended March 31, 1998, management decided to record a provision to loan losses of $74,000 to return its allowance to $300,000. During the six months ended March 31, 1998, Columbia Federal incurred losses on five loans held by two individuals. A write-down of $74,000 was recorded when these loans were recorded as real estate owned. The allowance for loan losses did not change during the six months ended March 31, 1999.

      Non-interest income and non-interest expense. Non-interest income was $58,000 for the six months ended March 31, 1999, compared to $56,000 for the same period in 1998. Non-interest expense increased $287,000, or 21.1%, to $1.6 million. Salaries and employee benefits increased $163,000, or 19.59%, to $995,000, mainly as a result of the Company's ESOP. Other non-interest expenses increased $128,000 to $377,000 due to increased costs of the holding company, including license taxes and other costs associated with being a public company.

        11 of 15

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

      If the modifications and conversions by both third-party vendors and the Bank are not completed on a timely basis or if they fail to function properly, the operations and financial condition of the Company could be materially adversely affected. The Bank has developed contingency plans for continued operations in the event of system failure.

      In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank has assessed such risks among its customers as very low due to the composition of its loan portfolio as approximately 90% residential real estate. The Company could also be materially adversely affected if other third parties, such as governmental agencies, clearinghouses, telephone companies, utilities and other service providers fail to prepare properly. The Bank is therefore attempting to assess these risks and take action to minimize their effect.

        12 of 15

                                   PART II
                    COLUMBIA FINANCIAL OF KENTUCKY, INC.

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d)   Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

        13 of 15

Item 6.  Exhibits and Reports on Form 8-K

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

        14 of 15

                                 SIGNATURES

                    COLUMBIA FINANCIAL OF KENTUCKY, INC.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1999                        By: /s/  Robert V. Lynch
                                              Robert V. Lynch, President and
                                              Chief Executive Officer


Date: May 14, 1999                        By: /s/  Abijah Adams
                                              Abijah Adams, Controller

       15 of 15