Form 10QSB
period 1999-06-30
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 1999-08-16
CIK 1051000

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.   0-23935
                     ---------

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                           61-1319175
    -------------------------------                       ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation of organization)                       Identification Number)

         2497 Dixie Highway
       Ft. Mitchell, Kentucky                                   41017-3085
       ----------------------                                   ----------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:  (606) 331-2419


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1999, the latest practicable date, 2,650,950 common shares of the registrant, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                 ---      ---

                               Page 1 of 14 Pages

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

                               Page 2 of 14 Pages

                            COLUMBIA FINANCIAL OF KENTUCKY, INC.

                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   JUNE 30,       SEPT. 30,
                                                                     1999           1998
                                                                   --------       --------
                                                                    (Dollars In Thousands)
                              ASSETS
  Cash and due from Banks                                          $    729       $    631
  Interest Bearing Deposits in Other Banks                            3,373          5,629
                                                                   --------       --------

    Total Cash and Cash Equivalents                                   4,102          6,260

  Investment Securities
    Held to Maturity, At Cost (Market Value of
       $16,735 and $19,148 at June 30, 1999 and
        September 30, 1998)                                          16,150         18,980
    Available-for-Sale, At Market Value                                  --          4,091
  Mortgage-Backed Securities, At Cost (Market Value of
       $20,240 and $22,604 at June 30, 1999 and
        September 30, 1998)                                          21,386         22,352
  Loans Receivable, Net                                              67,513         62,161
  Real Estate Owned                                                     139             --
  Interest Receivable                                                   761            891
  Premises and Equipment, Net                                         1,555          1,625
  Federal Home Loan Bank Stock, At Cost                               1,425          1,354
  Deferred Federal Income Tax Asset                                     117             --
  Other Assets                                                          105             86
                                                                   --------       --------

    Total Assets                                                   $113,253       $117,800
                                                                   ========       ========

                      LIABILITIES AND EQUITY
Liabilities
  Deposits                                                         $ 82,573       $ 79,484
  Advances from Borrowers for Taxes
    and Insurance                                                       356            343
  Accrued Federal Income Tax Liability                                   65              5
  Deferred Federal Income Tax Liability                                 162            172
  Other Liabilities                                                     104             78
                                                                   --------       --------

   Total Liabilities                                                 83,260         80,082
                                                                   --------       --------

Equity
  Preferred Stock (1,000,000 Shares, No Par Value, Authorized,
      No Shares Issued or Outstanding)                                   --             --
  Common Stock (6,000,000 Shares, No Par Value, Authorized,
      2,650,950 Issued and Outstanding)                                  --             --
       Additional Paid in Capital                                    18,271         25,821



  Retained Earnings - Substantially Restricted                       13,709         13,834
   Treasury Stock (20,500 a share at cost)                             (262)            --
  Shares Acquired by Employee Stock Ownership Plan (ESOP)            (1,725)        (1,937)
                                                                   --------       --------

   Total Equity                                                      29,993         37,718
                                                                   --------       --------

    Total Liabilities and Equity                                   $113,253       $117,800
                                                                   ========       ========

                                    Page 3 of 14 Pages

                          COLUMBIA FINANCIAL OF KENTUCKY, INC.

                           CONSOLIDATED STATEMENTS OF INCOME

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                               ------------------     -----------------
                                                 1999       1998       1999       1998
                                                ------     ------     ------     ------
                                                        (Dollars in Thousands)
INTEREST INCOME
  Loans                                         $1,387     $1,362     $4,130     $4,046
  Mortgage-Backed Securities                       324        336      1,005        913
  Investments                                      303        265      1,002        758
  Interest-Bearing Deposits                         71        263        205        397
                                                ------     ------     ------     ------

    Total Interest Income                        2,085      2,226      6,342      6,114
                                                ------     ------     ------     ------

INTEREST EXPENSE
  Deposits                                         911      1,057      2,775      3,258
                                                ------     ------     ------     ------


NET INTEREST INCOME                              1,174      1,169      3,567      2,856

PROVISION FOR LOSSES ON LOANS                       --         --         --         74
                                                ------     ------     ------     ------

    Net Interest Income After Provision for
      Losses on Loans                            1,174      1,169      3,567      2,782
                                                ------     ------     ------     ------

NON-INTEREST INCOME                                 27         25         85         81
                                                ------     ------     ------     ------

NON-INTEREST EXPENSE
    Salaries and Employee Benefits                 514        550      1,510      1,382
    Occupancy Expense of Premises                   69         72        203        200
    Federal Deposit Insurance Premiums              14         14         41         42
    Data Processing Services                        28         27         82         86
    Advertising                                     32         23         93         89
    Other                                          133        144        508        392
                                                ------     ------     ------     ------

    Total Non-Interest Expense                     790        830      2,437      2,191
                                                ------     ------     ------     ------

    Income Before Federal Income Tax
      Expense                                      411        364      1,215        672

FEDERAL INCOME TAX EXPENSE                         140        125        413        228
                                                ------     ------     ------     ------

    NET INCOME                                  $  271     $  239     $  802     $  444
                                                ======     ======     ======     ======

EARNINGS PER SHARE
  Basic                                         $ 0.11       0.10       0.32        N/A
                                                ======     ======     ======
  Diluted                                       $ 0.11       0.10       0.32        N/A
                                                ======     ======     ======

                               Page 4 of 14 Pages

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                         ----------------------
                                                           1999          1998
                                                         -------       --------
                                                          (Dollars In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                             $   802       $    444
  Reconciliation of Net Income with
    Cash Flows from Operations
      Depreciation                                            81             91
      Provision for Losses on Loans                           --             74
      FHLB Stock Dividends                                   (71)           (69)
      Deferred Federal Income Tax                           (127)           (19)
    Changes In
      Interest Receivable                                    130            (29)
      Other Assets                                           (19)            10
      Federal Income Tax Receivable/Liability                 60             92
      Other Liabilities                                       26            (15)
                                                         -------       --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES              882            579
                                                         -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment Securities
    Purchased                                             (7,996)       (16,542)
    Matured                                               14,917         10,587
  Mortgage-Backed Securities
    Purchased                                             (3,093)        (4,990)
    Principal Collected                                    4,059          1,341
  Loan Origination's and Repayments, Net                  (5,491)          (495)
  Purchases of Property and Equipment                        (11)          (130)
                                                         -------       --------

    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       2,385        (10,229)
                                                         -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from Borrowers for
    Taxes and Insurance                                       13            (87)
  Change in Deposits                                       3,089         (9,388)
  Dividends Paid                                          (8,543)            --
  ESOP Shares Released                                       278             --
  Treasury Shares Acquired                                  (262)            --
  Proceeds from Offering                                      --         23,803
                                                         -------       --------

    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES      (5,425)        14,328
                                                         -------       --------

    CHANGE IN CASH AND CASH EQUIVALENTS                   (2,158)         4,678

BEGINNING BALANCE, CASH AND CASH EQUIVALENTS               6,260          6,827
                                                         -------       --------

    ENDING BALANCE, CASH AND CASH EQUIVALENTS            $ 4,102       $ 11,505
                                                         =======       ========

                                  Page 5 of 14 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                   For the three-and nine-month periods ended
                             June 30, 1999 and 1998


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Columbia Federal Savings Bank for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

         The conversion was completed on April 15, 1998 and resulted in the issuance of 2,671,450 common shares of CFKY which, after consideration of offering expenses totaling approximately $775,000 and 213,716 shares sold to the Columbia Federal of Kentucky, Inc. Employee Stock Ownership Plan (the "ESOP"), resulted in net proceeds of $23.8 million.

                               Page 6 of 14 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.


         At the time of conversion, Columbia Federal established a liquidation account in an amount equal to its regulatory capital as of September 30, 1998. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at Columbia Federal after the conversion. The liquidation account will be reduced annually to the extent eligible depositors have reduced their qualifying deposits. Subsequent increases in deposits will not restore an eligible account holder's interest in the liquidation account. In the event of complete liquidation, and only in such event, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. Columbia Federal may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

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

4.       PENDING LEGISLATIVE CHANGES
         ---------------------------

         The deposit accounts of Columbia Federal and other savings associations are insured up to applicable limits by the Federal Deposit Insurance Corporation in the Savings Association Insurance Fund (the "SAIF"). Legislation to recapitalize the SAIF was enacted on September 30, 1996. Such legislation provided that the SAIF will be merged into the Bank Insurance Fund if there are no remaining federal savings associations. At the time such legislation was adopted, Congress was considering the elimination of the federal thrift charter.

         Although it now seems unlikely that Congress will eliminate the federal thrift charter, legislation is currently being considered that may change the range of activities in which various types of financial institutions and their holding companies, including Columbia Federal and CFKY, may engage. Although CFKY cannot predict when or whether this "financial modernization" legislation will be passed or what its effect on CFKY and Columbia Federal will be, it is not anticipated that the current activities of CFKY and Columbia will be materially affected.

5.      EARNINGS PER SHARE
        ------------------

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 193,661 unallocated ESOP shares, totaled 2,463,345 shares and 2,470,758 for the three-month and nine-month periods ended June 30, 1999, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares. Presently, CFKY has no dilutive potential common shares. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 2,463,345 and 2,470,758 for the three months and nine months ended June 30, 1999. The weighted average shares outstanding for the three months ended June 30, 1998 totaled 2,457,734. The provisions of SFAS No. 128 "Earnings Per Share" are not applicable to the nine-month period ended June 30, 1998, as the conversion from mutual to stock form was completed in April, 1998.

                               Page 7 of 14 Pages

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


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1998 TO JUNE 30,
-----------------------------------------------------------------------------
1999
----

         GENERAL. CFKY's assets totaled $113.3 million at June 30, 1999, a decrease of $4.5 million, or 3.8%, from $117.8 million at September 30, 1998. The decrease resulted primarily from a $2.2 million decrease in cash and cash equivalents, a $6.9 million decrease in investment securities and a $1.0 million decrease in mortgage-backed securities, partially offset by a $5.4 million increase in loans receivable. Deposits increased $3.1 million and advances from borrowers for taxes and insurance decreased $13,000.

         The decrease in cash, investments and mortgage-backed securities was primarily a result of the use of funds for a $8.0 million special capital distribution in June, 1999. The distribution was paid from funds retained by the Company in the conversion and is expected by management to constitute a return of excess capital, although the amount that constitutes a tax-deferred return of capital will not be known until after September 30, 1999. The Company charged the special capital distribution to additional paid-in capital.

         LIQUID ASSETS AND INVESTMENTS. Liquid assets (cash and cash equivalents) totaled $4.1 million at June 30, 1999, a decrease of $2.2 million, or 34.5%, from the total at September 30, 1998. Investment securities totaled $16.2 million at June 30, 1999, a decrease of $6.9 million or 30.0% from September 30, 1998. These decreases resulted primarily from the special distribution in June, 1999 and management's plan to restructure its portfolio to maximize its return on assets.

         LOANS RECEIVABLE. Net loans receivable equaled $67.5 million at June 30, 1999, compared to $62.2 million at September 30, 1998, an 8.6% increase, attributable to loans being originated more rapidly than loans were being repaid. This was also part of management's plan to increase its return on assets.

         ALLOWANCE FOR LOSSES ON LOANS. Columbia Federal's allowance for loan losses totaled $300,000 at June 30, 1999, and September 30, 1998. The allowance represented .43% of total loans at June 30, 1999 and .45% of total loans at September 30, 1998. As of September 30, 1998, there was $173,000 in nonperforming loans, which was .26% of total loans at that date. As of June 30, 1999, there was $58,000 in nonperforming loans, which was .08% of total loans at that date.

         It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio.

                               Page 8 of 14 Pages

         The following table sets forth the composition of the Bank's portfolio by type of loan at the dates indicated:

                                          June 30, 1999        September 30, 1998
                                          -------------        ------------------
                                       Amount      Percent     Amount      Percent
                                       ------      -------     ------      -------
                                   (In Thousands)          (In Thousands)
Real Estate Loans
One-to-Four Family Residential         $56,998      80.99%     $53,579      81.21%
  Multi-Family and Non Residential       8,352      11.87        7,440      11.28
Land and Construction
  Non Residential Real Estate              744       1.06          704       1.07
  Construction Loans                     4,249       6.04        4,228       6.41
                                       -------     ------      -------     ------

    Total Real Estate Loans             70,343      99.96       65,951      99.96

Consumer Loans
  Savings Accounts                          31        .04           20       0.03
  Other Consumer Loans                      --         --            5       0.01
                                       -------     ------      -------     ------

    Total Consumer Loans                    31        .04           25       0.04
                                       -------     ------      -------     ------

    Total Loans                        $70,374     100.00%      65,976     100.00%
                                       =======     ======      =======     ======

Less
  Loans in Process                       1,809                   2,759
  Deferred Loan Fees                       752                     756
  Allowance for Loan Losses                300                     300
                                       -------                 -------

    Loans Receivable, Net              $67,513                 $62,161
                                       =======                 =======

         The following is the change in the allowance for loan losses for the periods indicated.

                                  Nine Months Ended          Year Ended
                                    June 30, 1999        September 30, 1998
                                    -------------        ------------------
                                   (In Thousands)          (In Thousands)
Allowance for Loan Losses
  Balance at Beginning of Period        $300                    $ 300
  Net (Charge-Offs) Recoveries            --                      (74)

    Provision for Loan Losses             --                       74
                                        ----                    -----

    Balance at End of Period            $300                    $ 300
                                        ====                    =====

         Although management believes that its allowance for loan losses at June 30, 1999, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect CFKY's results of operations.

         DEPOSITS. Total deposits increased by $3.1 million, to $82.6 million, at June 30, 1999, from $79.5 million at September 30, 1998. At June 30, 1999, certificates of deposit that will mature within one year accounted for 41.6% of Columbia Federal's deposit liabilities.

                               Page 9 of 14 Pages

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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Columbia Federal's capital at June 30, 1999 met the standards for the highest category, a "well-capitalized" association.


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1999
-------------------------------------------------------------------------------
AND 1998
--------

         GENERAL. CFKY's recorded net income of $271,000 for the three months ended June 30, 1999, compared to income of $239,000 for the same period in 1998, a $32,000 and 13.4% increase. The increase resulted primarily from a $146,000 decrease in interest expense and a decrease in non-interest expense of $40,000. Such changes were partially offset by a $141,000 decrease in interest income and a $15,000 increase in income tax expense.

         INTEREST INCOME. Interest income decreased $141,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This was a result of a decrease in average balances in interest-earning assets as a result of the special capital distribution. Yields on interest-earning assets were relatively constant for the three-month period ended June 30, 1999 and 1998.

         INTEREST EXPENSE. Interest expense decreased $146,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This decrease was the result of a decrease in average deposits of $22.7 million from $104.2 million for the three months ended June 30, 1998 to $81.5 million for the three months ended June 30, 1999, partially offset by an increase in cost of funds for the three months ended June 30, 1999.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $27,000 for the three months ended June 30, 1999, compared to $25,000 for the same period in 1998. Non-interest expense decreased $40,000, or 4.8%, to $790,000. The primary reason for this decrease was a reduction in salaries and benefits caused by lower ESOP expense for the three months ended June 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 1999
------------------------------------------------------------------------------
AND 1998
--------

         GENERAL. Columbia Federal recorded net income of $802,000 for the nine months ended June 30, 1999, compared to income of $444,000 for the same period in 1998, a $358,000, or 80.6%, increase. The increase resulted primarily from a $228,000 increase in interest income, a $483,000 decrease in interest expense and a $74,000 decrease in provision for loan losses. Such changes were offset by an increase in non-interest expense of $246,000, and a $185,000 increase in income tax expense.

                              Page 10 of 14 Pages

         INTEREST INCOME. Interest income increased $228,000 for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. This was a result of an increase in average interest earning assets of $7.4 million from $108.5 million for the nine months ended June 30, 1998 to $115.9 million for the nine months ended June 30, 1999. This interest income increase due to the increase in interest-earning assets was partially offset by a reduction in yield on earning assets of 21 basis points to 7.3% for the nine months ended June 30, 1999.

         INTEREST EXPENSE. Interest expense decreased $483,000 for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. This decrease was primarily due to a decrease in average deposits of $14 million from $95.1 million for the nine months ended June 30, 1998 to $81.1 million for the nine months ended June 30, 1999.

         Columbia Federal's net interest margin, net interest income as a percent of average interest earning assets, was 4.1% for the nine months ended June 30, 1999, compared to 3.5% for the nine months ended June 30, 1998.

         ALLOWANCE AND PROVISION FOR LOAN LOSSES. After review of its allowance for loan losses in 1998, management decided to record a provision for loan losses of $74,000 to return its allowance to $300,000. No losses on loans have been recorded during the nine months ended June 30, 1999.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $85,000 for the nine months ended June 30, 1999, compared to $81,000 for the same period in 1998, primarily due to an increase in fee income. Non-interest expense increased $246,000, or 11.2%, to $2.4 million. The primary reasons for this increase were an increase in salaries and employee benefits of $128,000 and an increase in other expenses of $116,000. These increases were primarily the result of cost associated with Columbia's new ESOP plan and the costs associated with the operation of a public company.

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

         The Bank relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, ATM service, and wire transfers. The Year 2000 Committee is working with the vendors to assess their Y2K readiness. The Board of Directors has received written notification that the third-party vendors are year 2000 compliant.

         All date-dependent equipment and related software throughout the Bank have been inventoried and tested for Y2K capabilities. Equipment identified as not being Y2K compatible has been replaced. The cost for new hardware and software was approximately $15,000.

         If the modifications and conversions by both third-party vendors and the Bank are not completed on a timely basis or if they fail to function properly, the operations and financial condition of the Company could be materially adversely affected. The Bank has developed contingency plans for continued operations in the event of system failure. In the event that transactions cannot be processed through the Bank's third-party processing firm, the Bank has established procedures for the processing of transactions through the Y2K ready computers located at each branch in a stand-alone mode.

         In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank has assessed such risks among its customers as very low due to the composition of its loan portfolio of approximately 90% residential real estate. The Company could also be materially adversely affected if other third parties, such as governmental agencies, clearinghouses, telephone companies, utilities and other service providers fail to prepare properly. The Bank has assessed these risks and has developed contingency plans to minimize their effect.

                              Page 11 of 14 Pages

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

         Not applicable

                              Page 12 of 14 Pages

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

                              Page 13 of 14 Pages

                                   SIGNATURES

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1999                      By: /s/ Robert V. Lynch
                                                --------------------------------
                                                Robert V. Lynch, President and
                                                    Chief Executive Officer


Date:  August 12, 1999                      By: /s/ Abijah Adams
                                                --------------------------------
                                                Abijah Adams, Controller

                              Page 14 of 14 Pages