Form 10-K405
period 1999-09-30
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 1999-12-29
CIK 1051000

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended September 30, 1999

                  OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from______________to___________________

        Commission File Number:   0-23935
                                  --------

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                                61-1319175
            ----                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                2497 Dixie Highway, Ft. Mitchell, Kentucky 41017
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (606) 331-2419

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
      --------------------------------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
      --------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The issuer's revenues for the fiscal year ended September 30, 1999, were $8.5 million.

         Based upon the average bid and asked prices quoted by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on December 10, 1999, was $31,682,588.

        2,650,950 of the issuer's common shares were issued and outstanding on December 10, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

        The following sections of the 1999 Annual Report to Shareholders of Columbia Financial of Kentucky, Inc., are incorporated by reference into Part II of this Form 10-K:

1. Management's Discussion and Analysis of Financial Condition and Results of Operations;
2.      Financial Statements and Supplemental Data; and
3.      Selected Consolidated Financial Highlights

        The following sections of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Columbia Financial of Kentucky, Inc., are incorporated into Part III of this Form 10-K:

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

        LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of Columbia Federal's loan portfolio at the dates indicated:

                                                     At September 30,
                                      --------------------------------------------
                                            1999                         1998
                                      --------------------------------------------
                                                  Percent                   Percent
                                                 of total                  of total
                                       Amount      loans       Amount        loans
                                       ------      -----       ------        -----
                                                 (Dollars in thousands)
Residential real estate loans:
   One- to four-family residential     $58,675     80.03%     $53,579       81.21%
   Multifamily residential               5,493      7.49        4,663        7.07
Nonresidential real estate loans         3,671      5.01        3,481        5.27
Construction loans                       5,439      7.42        4,228        6.41
                                       -------    ------      -------     -------

     Total real estate loans            73,278     99.95       65,951       99.96

Consumer loans:
   Loans on deposits                        38       .05           20         .03
   Home improvement loans                   --        --            5         .01
                                       -------    ------      -------     -------

     Total consumer loans                   38       .05           25         .04
                                       -------    ------      -------     -------

Total loans                             73,316    100.00%      65,976      100.00%
                                                  ======                  =======

   Less:
   Loans in process                      3,174                  2,759
   Deferred loan fees                      753                    756
   Allowance for losses on loans           300                    300
                                       -------                -------

     Loans receivable, net             $69,089                $62,161
                                       =======                =======

        LOAN MATURITY SCHEDULE. The following table sets forth certain information as of September 30, 1999, regarding the dollar amount of loans maturing in Columbia Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.



                         Due during the years ending   Due 4-5   Due 6-10   Due 11-20  Due more than
                                September 30,           years      years       years     20 years
                         ---------------------------    after      after       after       after
                            2000     2001     2002     9/30/99    9/30/99     9/30/99     9/30/99      Total
                            ----     ----     ----     -------    -------     -------     -------      -----
                                                                       (In thousands)
FIXED-RATE LOANS
Residential real estate
loans:
   One- to
     four-family
     (first mortgage)       $ 37     $ 47     $165     $  669     $ 8,910     $29,861     $12,388     $52,077
   Home equity
     (second mortgage)        --       --        3         --          23          12          --          38
   Multifamily                22       --       --         --         817       3,846          --       4,685
Nonresidential real
   estate loans               --       --       15         76         191       1,486       1,618       3,386
Construction loans           365      600      321      1,063          --       2,563         527       5,439
                            ----     ----     ----     ------     -------     -------     -------     -------
     Total real
      estate loans          424      647      504      1,808       9,941      37,768      14,533      65,625

Consumer loans:
   Loans on deposits          38       --       --         --          --          --          --          38
   Other consumer             --       --       --         --          --          --          --          --
                            ----     ----     ----     ------     -------     -------     -------     -------
   loans
     Total consumer
      loans                   38       --       --         --          --          --          --          38
                            ----     ----     ----     ------     -------     -------     -------     -------

   Total fixed-rate
    loans                    462      647      504      1,808       9,941      37,768      14,533      65,663

ADJUSTABLE-RATE LOANS
Residential real estate
loans:
   One- to
     four-family
     (first mortgage)         12       18       25        197         986       3,204       2,084       6,526
   Home Equity
     (Second Mortgage)        --       --       --         34          --          --          --          34
   Multifamily                --       --       --         --         730          78          --         808
Nonresidential real
   estate loans               --       --       30          5          89         161          --         285
Construction loans            --       --       --         --          --          --          --          --
                            ----     ----     ----     ------     -------     -------     -------     -------
     Total real
      estate loans           12       18       55        236       1,805       3,443       2,084       7,653
                            ----     ----     ----     ------     -------     -------     -------     -------

     Total loans            $474     $665     $559     $2,044     $11,746     $41,211     $16,617     $73,316
                            ====     ====     ====     ======     =======     =======     =======     =======

        ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Columbia Federal has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Columbia Federal's primary market area. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. Of the total outstanding balance of one- to four-family mortgage loans at September 30, 1999, approximately $19.9 million was secured by non-owner occupied properties and $68,000 was secured by single-family unimproved lots. Loans secured by non-owner-occupied properties are considered to carry greater risk of loss because the borrower typically depends upon income generated by the property to cover operating expenses and debt service. The profitability of a property can be affected by economic conditions, governmental policies and other factors beyond the control of the borrower.

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

        The aggregate amount of Columbia Federal's one- to four-family residential real estate loans equaled approximately $58.7 million at September 30, 1999, and represented 80.0% of loans at such date. Of such amount, approximately 11.1% were ARMs. The largest individual loan balance on a one- to four-family loan at such date was $387,276. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $76,000, or
 .1% of its one- to four-family residential real estate loan balance, were more than 90 days delinquent. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

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

        At September 30, 1999, loans secured by multifamily properties totaled approximately $5.5 million, or 7.5% of total loans, all of which were secured by property located within Columbia Federal's primary market area, and all of which were performing in accordance with their terms. The largest property securing such a loan is an apartment complex. At September 30, 1999, approximately $4.7 million, or 6.4% of total loans, were fixed-rate multifamily loans.

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

        At September 30, 1999, Columbia Federal had a total of $3.7 million invested in nonresidential real estate loans, all of which were secured by property located within Northern Kentucky. Such loans comprised approximately 5.0% of Columbia Federal's total loans at such date. At such date, Columbia Federal had no delinquent nonresidential real estate loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

        Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its total capital. At September 30, 1999, Columbia Federal's nonresidential mortgage loans totaled 12.2% of Columbia Federal's total capital.

        CONSTRUCTION LOANS. Columbia Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates or adjustable rates of interest and for terms of up to 30 years. All of the construction loans originated by Columbia Federal have been made to borrowers who intended to occupy the newly-constructed real estate or to developers. Approximately 76.2% of the construction loan balance at September 30, 1999, was secured by property owned by developers. All construction loans are written as permanent loans but require the payment of only interest until the construction is completed.

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

        At September 30, 1999, $5.4 million, or approximately 7.4% of Columbia Federal's total loans, consisted of construction loans. All of Columbia Federal's construction loans are secured by property located within Columbia Federal's primary market area, and the economy of such lending area has been relatively stable or growing. At September 30, 1999, all of such loans were performing in accordance with their terms.

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

        At September 30, 1999, Columbia Federal had approximately $38,000, or less than 1 percent of its total loans, invested in consumer loans, and none of such loans were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

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

        LOAN ORIGINATIONS, PURCHASES AND SALES. Columbia Federal originated only fixed-rate loans until 1982. Columbia Federal has not generally sold loans, although Columbia Federal does originate its loans in accordance with secondary market guidelines. Columbia Federal has occasionally purchased loans and participated in loans originated by other institutions. At September 30, 1999, Columbia Federal had $1.8 million in purchased and participating loans.

        The following table presents Columbia Federal's mortgage loan origination and purchase activity for the periods indicated:

                                                        Years ended September 30,
                                                        -------------------------
                                                          1999           1998
                                                          ----           ----
                                                              (In thousands)
Loan originations:

   One- to four-family residential                       $15,849       $10,742
   Multifamily residential                                 1,617           508
   Nonresidential                                          2,056         1,044
   Construction                                            3,770         4,552
   Consumer                                                   39            30
                                                         -------       -------
     Total loans originated                               23,331        16,876

Loan purchases                                             1,674           972
                                                         -------       -------
Total loans originated and purchased                      25,005        17,848

Principal repayments                                      15,928        19,864
                                                         -------       -------

   Loan originations, net                                  9,077        (2,016)
   Increase (decrease) due to other items,
      net (1)                                             (2,149)        2,599
                                                         -------       -------

   Net increase (decrease) in net loan portfolio         $ 6,928       $   583
                                                         =======       =======

-----------------------------

(1) Consists of unearned and deferred fees, costs and the allowance for losses on loans.

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

        Based on such limits, Columbia Federal was able to lend approximately $4.1 million to one borrower at September 30, 1999. The largest amount Columbia Federal had outstanding to one borrower at September 30, 1999, was $1.72 million, owed on several loans. Such loans were one- to four-family real estate, nonresidential real estate and construction loans. All of such loans were current at September 30, 1999.

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

        Real estate acquired by Columbia Federal as a result of foreclosure proceedings is classified as REO until it is sold. When property is so acquired, or deemed to have been acquired, it is initially recorded by Columbia Federal at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. Columbia Federal had no REO at September 30, 1999.

        Columbia Federal does not place a loan on nonaccrual status until foreclosure has occurred, although it does write it down to fair market value.

        The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                               At September 30,
                             ----------------------------------------------------------
                                        1999                          1998
                             --------------------------  ------------------------------
                                                Percent                        Percent
                                                 of net                        of total
                             Number  Amount      loans   Number   Amount        loans
                             ------  ------      -----   ------   ------        -----
                                                  (Dollars in thousands)
Loans delinquent for (1):
  30 - 59 days                33     $1,143       .97%     18     $  670        1.08%
  60 - 89 days                 5        123       .18      17        485         .78
  90 days and over             1         76       .11       5        173         .28
                              --     ------      ----      --     ------        ----
   Total delinquent loans     39     $1,342(2)   1.26%     40     $1,328(2)     2.14%
                              --     ======      ====      --     ======        ====

----------
(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

(2) All delinquent loans at such date were secured by one- to four-family residential real estate.

        The following table sets forth information with respect to Columbia Federal's loans which are 90 days or more past due and other nonperforming assets at the dates indicated. At such dates, Columbia Federal had no non-accruing loans.

                                                             At September 30,
                                                             ----------------
                                                           1999           1998
                                                           ----           ----
                                                          (Dollars in thousands)
Accruing loans greater than 90 days
   delinquent:
   Real estate:
     Residential                                          $    76       $   173
     Nonresidential                                            --            --
   Consumer                                                    --            --
                                                          -------       -------

   Total nonperforming loans                                   76           173

Real estate owned                                              --            --
                                                          -------       -------
   Total nonperforming assets                             $    76       $   173
                                                          =======       =======
   Total nonperforming loans as a percentage
     of total net loans                                       .11%         0.28%
                                                          =======       =======
   Total nonperforming assets as a
     percentage of total assets                               .07%         0.15%
                                                          =======       =======
   Allowance for losses on loans as a
     percentage of nonperforming loans                     394.74%       173.41%
                                                          =======       =======

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

         The aggregate amount of Columbia Federal's classified assets at the dates indicated were as follows:

                                                               At September 30,
                                                               ----------------
                                                             1999           1998
                                                             ----           ----
                                                               (In thousands)
Classified assets:
  Substandard                                                $76            $244
  Doubtful                                                    --              --
  Loss                                                        --              --
                                                             ---            ----
     Total classified assets                                 $76            $244
                                                             ===            ====

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

         The following table sets forth an analysis of Columbia Federal's allowance for losses on loans for the periods indicated.

                                                       Years ended September 30,
                                                       -------------------------
                                                        1999             1998
                                                        ----             ----
Total net loans outstanding                            $69,089          $62,161
                                                       =======          =======
Average loans outstanding                              $66,549          $62,388
                                                       =======          =======

Allowance for losses on loans
   Balance at beginning of period                      $   300          $   300

   Charge-offs
     Real estate:
       Residential                                           8               74
       Nonresidential                                       --               --
     Consumer                                               --               --
   Recoveries
     Real estate:
       Residential                                          --               --
       Nonresidential                                       --               --
     Consumer                                               --               --
                                                       -------          -------
     Net charge-offs                                         8               74

Provision for losses on loans                                8               74
                                                       -------          -------
Balance at end of period                               $   300          $   300
                                                       =======          =======
Ratio of allowance for losses on
   loans as a percent of net loans
   outstanding                                            0.43%            0.48%
                                                       =======          =======
Ratio of net charge-offs
   (recoveries) to average net loans
   outstanding during the period                          0.01%            0.12%
                                                       =======          =======

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

        Mortgage-backed securities generally yield less than individual loans originated by Columbia Federal. In addition, a high rate of prepayment of the underlying loans could have a material negative effect on the yield on the securities, which are generally purchased at a premium over their original principal amounts. Mortgage-backed securities present less credit risk than loans originated by Columbia Federal and held in its portfolio, and Columbia Federal has purchased some adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. If interest rates rise in general, including the interest paid by Columbia Federal on its liabilities, the interest rates on the loans backing the mortgage-backed securities will also adjust upward. At September 30, 1999, $6.72 million of Columbia Federal's mortgage-backed securities had adjustable rates.

        The following table sets forth the carrying value and market value of Columbia Federal's mortgage-backed securities at the dates indicated. All of such securities are designated as held to maturity.

                                                   At September 30,
                                     -------------------------------------------
                                             1999                    1998
                                     -------------------     -------------------
                                     Carrying     Market     Carrying     Market
                                      Value       Value       Value       Value
                                      -----       -----       -----       -----
                                                   (In thousands)
FNMA certificates                    $11,875     $11,648     $13,299     $13,356
GNMA certificates                      4,444       4,452       4,382       4,484
FHLMC certificates                     3,575       3,510       4,671       4,764
                                     -------     -------     -------     -------
     Total mortgage-backed
       securities                    $19,894     $19,610     $22,352     $22,604
                                     =======     =======     =======     =======

         The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Columbia Federal's mortgage-backed securities at September 30, 1999. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                              At September 30, 1999
                     ------------------------------------------------------------------------------------------------------------
                                         After one to      After five to
                      One year or less    five years         ten years         After ten years     Total mortgage-backed portfolio
                      ----------------   ------------      -------------       ---------------     -------------------------------
                     Carrying  Average Carrying  Average Carrying   Average  Carrying    Average   Carrying      Mark      Average
                      value     yield   value     yield    value     yield     value      yield      value       value      yield
                      -----     -----   -----     -----    -----     -----     -----      -----      -----       -----      -----
                                                             (Dollars in thousands)
FNMA certificates      $  --      -%    $386      5.75%    $278      5.75%    $11,261      6.34%    $11,925     $11,648     6.31%
GNMA certificates         --      --      --        --       68      8.50       4,394      7.30       4,452       4,452     7.32
FHLMC certificates        --      --      40      9.22      491      8.28       3,060      7.50       3,591       3,510     7.63
                       -----   -----    ----     -----     ----     -----     -------     -----     -------     -------     ----
      Total            $  --      -%    $426      6.08%    $827      7.45%    $18,715      6.76%    $19,968     $19,610     6.77%
                       =====   =====    ====     =====     ====     =====     =======     =====     =======     =======     ====

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

         The following table sets forth the composition of CFKY's investment securities at the dates indicated:

                                                                      At September 30,
                                   ------------------------------------------------------------------------------------
                                                    1999                                         1998
                                   --------------------------------------     -----------------------------------------
                                   Carrying   % of      Market      % of      Carrying     % of        Market     % of
                                    value     Total      value      Total      value       Total       value      Total
                                    -----     -----      -----      -----      -----       -----       -----      -----
                                                                (Dollars in thousands)
U.S. Government and federal
   agency securities held to
   maturity                        $16,999      92%     $16,664        92%     $18,980        78%     $19,148      78%
Corporate notes available for
   sale                                 --      --           --                  4,091        17        4,091      17
FHLB stock                           1,451       8        1,451         8        1,354         5        1,354       5
                                   -------     ---      -------     -----      -------     -----      -------     ---
   Total investment securities     $18,450     100%     $18,115       100%     $24,425       100%     $24,593     100%
                                   =======     ===      =======     =====      =======     -----      =======     ===

         The following tables set forth the contractual maturities, carrying values, market values and average yields for CFKY's investment securities at September 30, 1999.

                                                                At September 30, 1999
                            --------------------------------------------------------------------------------------------
                              One year or less   After one to five years  After five to ten years      After ten years
                            -------------------- -----------------------  -----------------------    -------------------
                            Carrying     Average   Carrying    Average       Carrying   Average      Carrying    Average
                             value        yield     value       yield         value      yield         value      yield
                             -----        -----     -----       -----         -----      -----         -----      -----
                                                              (Dollars in thousands)
U.S. Government and
   federal agency
   securities held to
   maturity                  $2,000       5.65%     $11,990      6.06%        $3,009      6.04%         $--        --%
FHLB stock (1)                1,451       7.00           --        --             --        --           --        --
                             ------       ----      -------      ----         ------      ----          ---        --
   Total                     $3,451       6.22%     $11,990      6.06%        $3,009      6.04%         $--        --%
                             ======       ====      =======      ====         ======      ====          ===        ==

                                          At September 30, 1999
                           ----------------------------------------------------
                             Weighted                                  Weighted
                           average life   Carrying        Market        average
                              in years      value          value         yield
                              --------      -----          -----         -----
                                           (Dollars in thousands)
U.S. Government
   and federal
   agency
   securities
   held to
   maturity                    4.78        $16,999        $16,664        5.89%
FHLB stock                      N/A          1,451          1,451        7.00(1)
                               ----        -------        -------        ----

     Total                     4.78        $18,460        $18,115        5.97%
                               ====        =======        =======        ====

----------
(1) The FHLB stock has no stated maturity. Columbia Federal is required by regulation to maintain an investment in FHLB stock. The yield indicated is the actual yield during fiscal 1999; there is no stated yield.

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

         DEPOSITS. Deposits are attracted principally from within Columbia Federal's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook savings accounts and term certificate accounts. At September 30, 1999, $14.3 million of Columbia Federal's deposits were individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Columbia Federal based on Columbia Federal's liquidity requirements, growth goals and interest rates paid by competitors. Columbia Federal does not use brokers to attract deposits.

         At September 30, 1999, Columbia Federal's certificates of deposit totaled $53.7 million, or 65.7% of total deposits. Of such amount, approximately $33.6 million in certificates of deposit mature within one year. Based on past experience and Columbia Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Columbia Federal at maturity. If there is a significant deviation from historical experience, Columbia Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Columbia Federal at the dates indicated:

                                                         At September 30,
                                       ------------------------------------------------------
                                                1999                       1998
                                       --------------------------  --------------------------
                                                     Percent of                  Percent of
                                        Amount     total deposits   Amount     total deposits
                                        ------     --------------   ------     --------------
                                                      (Dollars in thousands)
Transaction accounts:
---------------------
   NOW accounts (1)                    $ 5,187           6.35%     $ 4,021          5.06%
   Money market accounts (2)             9,638          11.81        9,953         12.52
   Club Accounts                            60            .07           64          0.08
   Passbook savings accounts (3)        13,082          16.02       12,654         15.92
                                       -------         ------      -------        ------

     Total transaction accounts         27,967          34.25       26,692         33.58

Certificates of deposit:
------------------------
   2.01 - 4.00%                             42            .05           42          0.05
   4.01 - 6.00%                         48,234          59.07       43,024         54.13
   6.01 - 8.00%                          5,411           6.63        9,726         12.24
                                       -------         ------      -------        ------

     Total certificates of deposit      53,687          65.75       52,792         66.42
                                       -------         ------      -------        ------

Total deposits (4)                     $81,654         100.00%     $79,484        100.00%
                                       =======         ======      =======        ======

----------

(1) Columbia Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1999 and 1998, the weighted average rates on NOW accounts were 2.20% and 2.24%, respectively.

(Footnotes continued on next page.)

(2) Columbia Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At September 30, 1999 and 1998, the weighted average rates on money market accounts were 2.73% and 2.78%, respectively.

(3) Columbia Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 2.75% and 2.75% at September 30, 1999 and 1998, respectively.

(4) IRAs are included in the various certificates of deposit balances. IRAs totaled $14.3 million and $14.0 million as of September 30, 1999 and 1998, respectively.

         The following table shows rate and maturity information for Columbia Federal's certificates of deposit as of September 30, 1999:

                                                                      Amount Due
                                            --------------------------------------------------------------
                                                            Over          Over
                                             Up to        1 year to    2 years to       Over
                  Rate                      one year       2 years       3 years      3 years        Total
                  ----                      --------       -------       -------      -------        -----
                                                                     (In thousands)
              2.01 - 4.00%                  $    --        $    --       $   40        $    2       $    42
              4.01 - 6.00%                   31,747          9,176        4,679         2,632        48,234
              6.01 - 8.00%                    1,875          2,811          725             -         5,411
                                            -------        -------       ------        ------       -------

               Total                        $33,622        $11,987       $5,444        $2,634       $53,687
                                            =======        =======       ======        ======       =======

         The following table presents the amount of Columbia Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1999:

                                                                   Amount       Average interest rate
                                                                   ------       ---------------------
                                                              (In thousands)
              In quarter ended
                  December 31, 1999                              $  642                4.50%
                  March 31, 2000                                    841                4.80
                  June 30, 2000                                     648                4.87
                  September 30, 2000                                449                5.15

              After September 30, 2000                            2,051                5.40
                                                                 ------                ----

                     Total time deposits $100,000 or greater     $4,631                5.07%
                                                                 ======                ====

         The following table sets forth Columbia Federal's deposit account balance activity for the periods indicated:

                                                       Years ended September 30,
                                                       -------------------------
                                                        1999             1998
                                                        ----             ----
                                                        (Dollars in thousands)
Beginning balance                                      $79,484        $  90,195
                                                       -------        ---------
Deposits                                                63,221          135,648
Withdrawals                                             64,048         (150,001)
                                                       -------        ---------
Net increases (decreases) before interest credited        (827)         (14,353)
                                                       -------        ---------
Interest credited                                        2,997            3,642
                                                       -------        ---------
Ending balance                                         $81,654        $  79,484
                                                       =======        =========

  Net increase (decrease)                              $ 2,170        $ (10,711)

  Percent increase (decrease)                             2.73%          (11.88)%

         BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Columbia Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit-worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1999, Columbia Federal was in compliance with the QTL Test.

         Columbia Federal obtained advances from the FHLB of Cincinnati as set forth in the following table:

                                                           At September 30,
                                                           ----------------
                                                           1999        1998
                                                           ----        ----
                                                        (Dollars in thousands)
Average balance outstanding                               $   48       $ --
Maximum amount outstanding at any month end
   during the period                                       1,000         --
Balance outstanding at end of period                       1,000
Weighted average interest rate during the period            5.41%        -%
Weighted average interest rate at end of period             5.77%        -%

YIELDS EARNED AND RATES PAID

The following table presents certain information relating to CFKY's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of customer deposits and FHLB advances for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances, net of the allowance for losses on loans.

                                                                               Years ended September 30,
                                                    -----------------------------------------------------------------------------
                                                                     1998                                   1999
                                                    ---------------------------------------    ----------------------------------
                                                    Average      Interest                      Average     Interest
                                                    balance     earned/paid      Yield/rate    balance    earned/paid  Yeild/rate
                                                    -------     -----------      ----------    -------    -----------  ----------
                                                                                (Dollars in thousands)
Interest-earning assets
   Loans receiveable, net                           $ 66,549      $5,553            8.34%     $ 62,388      $5,392       8.64%
   Mortgage-backed securities                         20,736       1,318            6.83        18,870       1,263       6.69
   Investment securitites(1)                          21,545       1,471            6.36        18,419       1,108       6.02
   Interest-bearing deposits                           5,544         243            4.38        10,504         512       4.87
                                                    --------      ------            ----      --------      ------       ----
     Total interest-earning assets                   114,374       8,585            7.51       110,181       8,275       7.51
Non-interest earning assets
   Cash and amounts due from depository                  616                                       542
     institutions
   Premises and equipment, net                         1,583                                     1,621
   Other nonearning assets                               755                                       615
                                                    --------                                  --------
                                                                                                 2,778

     Total assets                                   $117,328                                  $112,959
                                                    ========                                  ========

Interest-bearing  liabilities
   NOW accounts                                     $  4,526         105            2.32%     $  4,265      $  100       2.34%
   Money market accounts                               9,388         273            2.91        16,740         403       2.41
   Passbook savings accounts                          12,828         359            2.80        13,325         391       2.93
   Certificates of deposit                            54,519       2,927            5.37        56,911       3,297       5.79
                                                    --------      ------          ------      --------      ------     ------
     Total deposits                                   81,261       3,664            4.51        91,241       4,191        459

   FHLB advances                                          48           3            6.25            --          --         --
                                                    --------      ------          ------      --------      ------     ------
     Total interest-bearing  liabilities              81,309       3,667            4.51        91,241       4,191       4.59

   Non-interest  bearing liabilities                     816                                    1,103
                                                    --------                                  -------
     Total liabilities                                82,125                                   92,344

Retained earnings                                     35,203                                   20,615
                                                    --------                                  -------

   Total liabilities and retained earnings          $117,328                                 $112,959
                                                    ========                                 ========

Net interest income; interest rate spread                         $4,918            3.00%                   $4,084       2.92%
                                                                  ======          ======                    ======     ======

Net interest margin (net interest income as a
   percent of average interest-earning assets)                                      4.30%                                3.71%
                                                                                  ======                               ======
Average interest-earning assets to average
   interest-bearing liabilities                                                   140.67%                              120.76%
                                                                                  ======                               ======

Amortized loan fees included in interest income                   $  223                                    $  256
                                                                  ======                                    ======

----------
(1)      Includes dividends on FHLB stock.

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

                                                                 Years ended September 30,
                                     ---------------------------------------------------------------------------------
                                                    1999 vs. 1998                            1998 vs. 1997
                                     ----------------------------------------   --------------------------------------
                                      Increase        Increase       Total       Increase      Increase        Total
                                     (decrease)      (decrease)     increase    (decrease)    (decrease)      increase
                                     due to rate    due to volume  (decrease)   due to rate  due to volume   (decrease)
                                     -----------    -------------  ----------   -----------  -------------   ----------
                                                                          (In thousands)
Interest income attributable to:
   Interest-bearing deposits             $  27         $(242)        $(269)        $(14)        $ 328         $ 314
   Investment securities                   175           188           363           21           233           254
   Mortgage-backed securities                9            46            55          (25)          145           120
   Loans receivable                       (199)          360           161           21          (430)         (409)
                                         -----         -----         -----         ----         -----         -----

     Total interest income                 (42)          352           310            3           276           279
                                         -----         -----         -----         ----         -----         -----

Interest expense attributable to:
   NOW accounts                             (1)            6             5           (5)            5            --
   Money market accounts                    47          (177)         (130)         (81)          101            20
   Passbook savings accounts               (17)          (15)          (32)         (11)           (1)          (12)
   Certificates of deposit                (231)         (139)         (370)          30          (273)         (243)
   FHLB Advances                            --             3             3           --           (25)          (25)
                                         -----         -----         -----         ----         -----         -----
     Total interest expense               (202)         (322)         (524)         (67)         (193)         (260)
                                         -----         -----         -----         ----         -----         -----

   Increase (decrease) in net
   interest income                       $ 160         $ 674         $ 834         $ 70         $ 469         $ 539
                                         =====         =====         =====         ====         =====         =====

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

         At September 30, 1999, 2% of the present value of Columbia Federal's assets was approximately $2.3 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $5.0 million at September 30, 1999, Columbia Federal would have been required to deduct approximately $1,350,000 from its capital in determining whether Columbia Federal met its risk-based capital requirement if the NPV regulation had applied to Columbia Federal. Regardless of such reduction, however, Columbia Federal's risk-based capital at September 30, 1999, would still have exceeded the regulatory requirement by $21.3 million.

         Presented below, as of September 30, 1999, is an analysis of Columbia Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Columbia Federal as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Columbia Federal's strong capital position.

         As illustrated in the table, Columbia Federal's NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. As a result, in a rising interest rate environment, the amount of interest Columbia Federal would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Columbia Federal would pay on its deposits would increase rapidly because Columbia Federal's eposits generally have shorter periods to repricing. Assumptions used in calculating the amounts in this table are OTS assumptions.

                                                                                   At September 30, 1999
                                                               ---------------------------------------------------------------
        Change in                                                $ Change                                           Change
        Interest Rates        $ Amount      Board Limit            in NPV           % Change         NPV              In
        (basis points)     (In Thousands)   % Change           (In Thousands)       in NPV           Ratio             %
        --------------     --------------   --------           --------------       ------           -----          ------
              +300               $21,719          -45%               -7,655              -26%            20%          -5%
              +200                24,380          -30%               -4,993              -17%            22%          -3%
              +100                27,013          -15%               -2,360               -8%            24%          -1%
                --                29,373           --                    --               --             25%          --
              -100                31,110          -15%               +1,736               +6%            26%          1%
              -200                32,420          -30%               +3,047              +10%            27%          2%
              -300                33,745          -45%               +4,372              +15%            28%          2%

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

         As part of management's overall strategy to manage interest rate risk, Columbia Federal commenced the origination of adjustable-rate mortgage loans ("ARMs") in 1982. At September 30, 1999, the portfolio included $3.7 million of three-year ARMs, and $6.2 million of one-year ARMs. In addition, at September 30, 1999, $9.4 million of Columbia Federal's mortgage-backed and related securities were backed by mortgages with adjustable rates. On the deposit side, management has sought to lengthen the average maturity of its liabilities by adopting a tiered pricing program for its certificates of deposit, which provides higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities.

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

YEAR 2000 READINESS

         Because the Savings Bank's operations rely extensively on computer systems, the Savings Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 ("Y2K") correctly. The Savings Bank has developed a Year 2000 Plan, which was presented to the Board of Directors in 1997. The Board of Directors appointed a Year 2000 Committee, which reports to the Board of Directors quarterly.

          The Savings Bank relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, ATM service, and wire transfers. The Year 2000 Committee has contacted all major vendors to assess their Y2K readiness, and all modifications to existing hardware and software and conversions to new hardware and software believed necessary to ensure that critical systems will function properly, have been completed.

          All date-dependent equipment and related software throughout the Savings Bank have been inventoried and tested for Y2K capabilities. Equipment identified as not being Y2K compatible has been replaced. The cost for this new hardware and software was approximately $15,000.

          If the modifications and conversions by both third-party vendors and the Savings Bank fail to function properly, the operations and financial condition of the Company could be materially adversely affected. The Savings Bank has developed contingency plans for continued operations in the event of system failure.

          In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Savings Bank has assessed such risks among its customers. The Company could also be materially adversely affected if other third parties, such as governmental agencies, clearinghouses, telephone companies, utilities and other service providers fail to prepare properly.

PERSONNEL

         As of September 30, 1999, Columbia Federal had 37 full-time employees. Columbia Federal believes that relations with its employees are good. Columbia Federal offers health and life insurance benefits, a 401(k) plan and a defined benefit pension plan. None of the employees of Columbia Federal are represented by a collective bargaining unit.


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

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was replaced. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

         The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Company, to continue to engage in all activities in which they were permitted to engage prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999, will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence on May 4, 1999, may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

         The GLB Act is not expected to have a material effect on the activities in which the Company and Savings Bank currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

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

         REGULATORY CAPITAL REQUIREMENTS. Columbia Federal is required by OTS regulations to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital (which for Columbia Federal is equal to tangible capital) of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Columbia Federal consists of core capital and general valuation allowances) equal to 8% of risk-weighted assets. Assets and certain off balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement. Pursuant to that requirement, a savings association must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, and Columbia Federal currently qualifies for such exemption.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Columbia Federal's capital at September 30, 1999, met the standards for the highest category, a "well-capitalized" association.

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

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

         LIQUIDITY. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet the liquidity requirement. The eligible liquidity of Columbia Federal at September 30, 1999, was approximately $19.8 million, or 21.9%, and exceeded the 4% liquidity requirement by approximately $15.6 million, or 17.9%.

        QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash, and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 1999, Columbia Federal met the QTL Test.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed the association's total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. Columbia Federal was in compliance with such restrictions at September 30, 1999.

         Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. CFKY is an affiliate of Columbia Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Columbia Federal was in compliance with these requirements and restrictions at September 30, 1999.

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

         As a unitary savings and loan holding company, CFKY generally has no restrictions on its activities. Such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. Congress is considering legislation which may limit CFKY's ability to engage in such activities and CFKY cannot predict if and in what form these proposals might become law. However, such limits would not impact CFKY's initial activity of holding stock of Columbia Federal. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1999, Columbia Federal met the QTL Tests.

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

FRB REGULATIONS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of $5.0 million), and of 10% of net transaction accounts in excess of $44.3 million. At September 30, 1999, Columbia Federal was in compliance with its reserve requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Columbia Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Columbia Federal's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. Columbia Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.4 million at September 30, 1999.

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

         Columbia Federal's average gross receipts for the three tax years ending on September 30, 1999, is $8.2 million, and as a result, Columbia Federal does not qualify as a small corporation exempt from the alternative minimum tax. CFKY's average gross receipts for the three tax years ending on September 30, 1999, is $164,000, and as a result, Columbia Financial of Kentucky, Inc. does qualify as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (excess to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Columbia Federal to CFKY is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Columbia Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1999, Columbia Federal's pre-1988 reserves for tax purposes totaled approximately $2.7 million. Columbia Federal believes it had approximately $11.1 million of accumulated earnings and profits for tax purposes as of September 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Columbia Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Columbia Federal have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Columbia Federal.

OHIO TAXATION

         Under Ohio law, Columbia Federal would be subject to the special Ohio corporation franchise tax applicable only to financial institutions if, among other factors, it has sufficient nexus with Ohio for such tax to be permissible under the United States Constitution. Columbia Federal believes that presently it does not have such nexus with Ohio and is not subject to the Ohio tax. Because it is a corporation organized under Ohio law, CFKY is subject to the Ohio corporation franchise tax, which, as applied to CFKY, is a tax measured by both net earnings and net worth. The tax liability is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% of taxable net worth. For tax years beginning after December 31, 1999, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .4% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

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

         Columbia Federal is subject to an annual Kentucky ad valorem tax. Assessed at the beginning of each calendar year, this tax is 0.1% of Columbia Federal's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. During the year ended September 30, 1999, the amount of such expense for Columbia Federal was $89,000.

ITEM 2.       PROPERTIES

         The following table sets forth certain information at September 30, 1999, regarding the properties on which the main office and the branch offices of Columbia Federal are located:

                                           Owned            Date            Square            Net
Location                                 or leased        acquired         footage       book value(1)
--------                                 ---------        --------         -------       -------------
                                                                                         (In thousands)
Main Office:

2497 Dixie Highway
Ft. Mitchell, Kentucky   41017             Owned            1957            8,536             $228

Branch Offices:

Pike Street and Lee Street
Covington, Kentucky  41011                 Owned            1937            4,520             $116

612 Buttermilk Pike
Crescent Springs, Kentucky  41017          Owned            1981            1,848             $ 45

3522 Dixie Highway
Erlanger, Kentucky  41018                  Owned            1981            2,392             $ 20

7550 Dixie Highway
Florence, Kentucky  41042                  Owned            1996            3,025             $569

----------
(1) At September 30, 1999, Columbia Federal's office premises and equipment had a total net book value of $1.5 million. For additional information regarding Columbia Federal's office premises and equipment, see Note 8 of Notes to the Financial Statements.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         There were 2,650,950 common shares of CFKY outstanding on December 1, 1999, held of record by approximately 1,330 shareholders. Price information with respect to CFKY's common shares is quoted on The Nasdaq National Market ("Nasdaq") under the symbol "CFKY." The high and low bids for the common shares of CFKY, as quoted by Nasdaq, and dividends declared per common share for the year ended September 30, 1999, are set forth below. Such amounts do not include retail markups, markdowns or commissions.

                                                         Quotations                                   Dividends
                                                         ----------                                   ---------
                                                    High Bid              Low Bid              Amount           Payment Date
                                                    --------              -------              ------           ------------
             June 30, 1998                            $17.75               $14.38                N/A                N/A
             September 30, 1998                        15.00                11.50             $  .07           August 7, 1998
             December 31, 1998                         12.38                12.25                .07          November 6, 1998
             March 31, 1999                            12.75                12.25                .07         February 12, 1999
             June 30, 1999                             11.50                11.50                .07            May 7, 1999
             September 30, 1999                        13.25                13.25                .07           August 6, 1999
                                                                                               3.00(2)          June 8, 1999

Dividend Payment Ratio:

         1999      820.00%(3)
         1998       31.82%
----------

(1) Common Shares of CFKY were sold in connection with the Conversion for $10.00 per share.
(2)       Consists of $3.00 per share return of capital.
(3)       Including the $3.00 per share return of capital.

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

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

ITEM 6.       SELECTED FINANCIAL DATA

         The information contained under the heading "SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS" in Columbia Financial of Kentucky, Inc.'s 1999 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference and attached hereto in Exhibit 13.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The discussion contained under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Annual Report is incorporated herein by reference and attached hereto in Exhibit 13.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Market Risk Management in the Annual Report" is incorporated herein by reference and attached hereto in Exhibit 13.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data contained in the Annual Report are incorporated herein by reference and attached hereto in Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.
                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of CFKY (the "Proxy Statement"), which is included as Exhibit 99.1 hereto, under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

        The information contained in the Proxy Statement under the caption "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS " is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained in the Proxy Statement under the caption "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - Certain Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Statements of Financial Condition at September 30,
                           1999 and 1998, Statements of Income, Shareholders'
                           Equity and Cash Flows for the years ended September
                           30, 1999, 1998, and 1997(see Exhibit 13)
                  (2)      Supplementary Financial Data (see Exhibit 13)
                  (3)      Exhibits

                           3.1 Articles of Incorporation (incorporated by reference)

                           3.2      Code of Regulations (incorporated by
                                    reference)

                           10.1 Employment Agreement with Mr. Robert V. Lynch (incorporated by reference)

                           10.2 Columbia Financial of Kentucky, Inc., 1999 Stock Option and Incentive Plan (incorporated by reference)

                           10.3 Columbia Financial of Kentucky, Inc., Recognition and Retention Plan and Trust Agreement (incorporated by reference)

                           13       Portions of 1999 Annual Report to
                                    Shareholders

                           21       Subsidiaries of Columbia Financial of
                                    Kentucky, Inc.

                           23       Consent of Independent Public Accountants

                           27       Financial Data Schedule

                           99.1 Proxy Statement for 2000 Annual Meeting of Shareholders (incorporated by reference)

                           99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

         (b)      Form 8-K.         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COLUMBIA FINANCIAL OF KENTUCKY, INC.

                                          By /s/ Robert V. Lynch
                                             ----------------------------------
                                             Robert V. Lynch
                                             President
                                             (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Robert V. Lynch                    By /s/ Abijah Adams
   ----------------------------------        ----------------------------------
   Robert V. Lynch                           Abijah Adams
   President and Director                    Treasurer
                                             (Principal Financial Officer)

Date  December 23, 1999                   Date  December 23, 1999


By /s/ John C. Layne                      By /s/ Daniel T. Mistler
   ----------------------------------        ----------------------------------
   John C. Layne                             Daniel T. Mistler
   Director                                  Director

Date December 23, 1999


By /s/ Kenneth R. Kelly                   By /s/ Fred A. Tobergte, Sr.
   ----------------------------------        ----------------------------------
   Kenneth R. Kelly                          Fred A. Tobergte, Sr.
   Chairman of the Board and Director        Director


Date December 23, 1999



By /s/ Geraldine Zembrodt
   ----------------------------------
   Geraldine Zembrodt
   Director


Date December 23, 1999

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER       DESCRIPTION
   ------       -----------
     3.1        Articles of Incorporation of Columbia Financial of      Incorporated by reference to Registration Statement
                Kentucky, Inc.                                          on Form 8-A of the Registrant  filed with the SEC on
                                                                        March 20, 1998, Exhibit 2(a) and 2(b).

     3.2        Code of Regulations of Columbia Financial of            Incorporated by reference to Registration Statement
                Kentucky, Inc.                                          on Form 8-A of the Registrant filed with the SEC on
                                                                        March 20, 1998, Exhibit 2(c).

     10.1       Employment Agreement with Mr. Robert V. Lynch           Incorporated by reference to Registration Statement
                                                                        on Form S-1 of the Registrant filed with the SEC on
                                                                        December 17, 1997, Exhibit 10.3.

     10.2       Columbia Financial of Kentucky, Inc. 1999 Stock         Incorporated by reference to Definitive Proxy
                Option and Incentive Plan                               Statement for Special Meeting of Shareholders on July
                                                                        15, 1999, Exhibit A.

     10.3       Columbia Financial of Kentucky, Inc. Recognition and    Incorporated by reference to Definitive Proxy
                Retention Plan and Trust Agreement                      Statement for Special Meeting of Shareholders on July
                                                                        15, 1999, Exhibit B.

      13        Portions of 1999 Annual Report to Shareholders

      21        Subsidiaries of Columbia Financial of Kentucky, Inc.

      23        Consent of Independent Public Accountants

      27        Financial Data Schedule

     99.1       Proxy  Statement for the 2000 Annual Meeting of         Incorporated by reference to definitive Proxy
                Shareholders.                                           Statement to be filed separately.

     99.2       Safe Harbor Under the Private Securities Litigation
                Reform Act of 1995