Form 10-Q
period 1999-12-31
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 2000-02-11
CIK 1051000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                   OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.   0-23935
                    ---------

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                  61-1319175
    ------------------------------               ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation of organization)               Identification Number)

          2497 Dixie Highway
           Ft. Mitchell, Kentucky                     41017-3085
        -------------------------                     ----------
                                                      (Zip Code)

(Address of principal executive office)

Registrant's telephone number, including area code:  (606) 331-2419

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                 No
   --------                                               ---------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2000, the latest practicable date, 2,650,950 common shares of the registrant, no par value, were issued and outstanding.

                                      INDEX

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                                                                  Page
                                                                  ----

PART I   -   FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition         3
             Consolidated Statements of Income                      4
             Consolidated Statements of Cash Flows                  5
             Notes to Consolidated Financial Statements             6
             Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  8
             Quantitative and Qualitative Disclosures About
               Market Risk                                         11

PART II  -   OTHER INFORMATION                                     12

SIGNATURES                                                         16

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                       (UNAUDITED)
                                                          DEC. 31      SEPT. 30
                                                            1999         1999
                                                         ---------    ---------
                                                    (In Thousands, Except Share Data)
                            ASSETS
  Cash and due from Banks                                $   1,029    $     937
  Interest Bearing Deposits in Other Banks                   3,367        2,504
                                                         ---------    ---------
    Total Cash and Cash Equivalents                          4,396        3,441

  Investment Securities
    Held to Maturity, At Cost (Market Value of
       $15,536 and $16,664 at December 31,1999 and
       and September 30, 1999)                              15,993       16,999
  Mortgage-Backed Securities, At Cost (Market Value of
       $18,503 and $19,610 at December 31,1999 and
       and September 30, 1999)                              19,171       19,968
  Loans Receivable, Net                                     70,156       69,089
  Interest Receivable                                          783          867
  Premises and Equipment, Net                                1,528        1,534
  Federal Home Loan Bank Stock, At Cost                      1,477        1,451
  Federal Income Tax - Refund Receivable                      --             11
  Other Assets                                                  76           61
                                                         ---------    ---------
    Total Assets                                         $ 113,580    $ 113,421
                                                         =========    =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits                                               $  78,860    $  81,654
  Short-Term Borrowings                                      4,000        1,000
  Advances from Borrowers for Taxes
    and Insurance                                              152          381
  Accrued Federal Income Tax Liability                         149         --
  Deferred Federal Income Tax Liability                          1           45
  Other Liabilities                                            223          162
                                                         ---------    ---------
   Total Liabilities                                        83,385       83,242
                                                         ---------    ---------
Shareholders' Equity
  Preferred Stock (1,000,000 Shares, No Par Value,
    Authorized, No Shares Issued or Outstanding)              --           --
  Common Stock (6,000,000 Shares, No Par Value,
    Authorized, 2,650,950 Issued and Outstanding)             --           --
  Treasury Stock, 20,500 Shares at Cost                       (262)        (262)
  Additional Paid in Capital                                18,233       18,194
  Retained Earnings - Substantially Restricted              13,892       13,890
  Unearned ESOP Shares                                      (1,573)      (1,643)
  Shares Acquired by RRP Trust                                 (95)        --
                                                         ---------    ---------
   Total Shareholders' Equity                               30,195       30,179
                                                         ---------    ---------
    Total Liabilities and Shareholders' Equity           $ 113,580    $ 113,421
                                                         =========    =========


                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED DEC. 31,
                                                         ---------------------------
                                                              1999         1998
                                                             ------       ------
                                                       (In Thousands Except Share Data)
INTEREST INCOME
  Loans                                                      $1,450       $1,363
  Mortgage-Backed Securities                                    302          345
  Investments                                                   267          359
  Interest-Bearing Deposits                                      28           65
                                                             ------       ------
    Total Interest Income                                     2,047        2,132
                                                             ------       ------

INTEREST EXPENSE
  Deposits                                                      860          935
  FHLB Advances                                                  39         --
                                                             ------       ------
    Total Interest Expense                                      899          935
                                                             ------       ------

NET INTEREST INCOME                                           1,148        1,197

PROVISION FOR LOSSES ON LOANS                                  --           --
                                                             ------       ------
    Net Interest Income After Provision for
      Losses on Loans                                         1,148        1,197
                                                             ------       ------
NON-INTEREST INCOME                                              48           31
                                                             ------       ------
NON-INTEREST EXPENSE
    Salaries and Employee Benefits                              596          495
    Occupancy Expense of Premises                                74           65
    Federal Deposit Insurance Premiums                           13           13
    Data Processing Services                                     28           24
    Advertising                                                  21           30
    Other                                                       180          173
                                                             ------       ------
    Total Non-Interest Expense                                  912          800
                                                             ------       ------
    Income Before Federal Income Tax
      Expense                                                   284          428

FEDERAL INCOME TAX EXPENSE                                       96          145
                                                             ------       ------
    NET INCOME                                               $  188       $  283
                                                             ======       ======
EARNINGS PER SHARE
  Basic                                                      $ 0.08       $ 0.11
                                                             ======       ======
  Diluted                                                    $ 0.08       $ 0.11
                                                             ======       ======

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                            STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                            -------------------
                                                             1999        1998
                                                            -------     -------
                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                $   188     $   283
  Reconciliation of Net Income with
    Cash Flows from Operations
      Depreciation                                               27          27
      Shares Released to ESOP                                   109          98
      FHLB Stock Dividends                                      (26)        (23)
      Deferred Federal Income Tax                               (44)        (71)
    Changes In
      Interest Receivable                                        84          88
      Other Assets                                              (15)         (6)
      Federal Income Tax Receivable / Liability                 160         207
      Other Liabilities                                          61           6
                                                            -------     -------
      Net Cash Provided by Operating Activities                 544         609
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment Securities
    Purchased                                                  --        (6,996)
    Matured                                                   1,006       7,967
  Mortgage-Backed Securities
    Principal Collected                                         797         598
  Loan Originations and Repayments, Net                      (1,067)     (2,284)
  Purchases of Property and Equipment                           (21)         (5)
                                                            -------     -------
    Net Cash Used by Investing Activities                       715        (720)
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  FHLB Advances                                               3,000        --
  Advances from Borrowers for
    Taxes and Insurance                                        (229)       (193)
  Change in Deposits                                         (2,794)      2,084
  Dividends Paid                                               (186)       (187)
  Shares Acquired by RRP                                        (95)       --
                                                            -------     -------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (304)      1,704
                                                            -------     -------
    CHANGE IN CASH AND CASH EQUIVALENTS                         955       1,593

BEGINNING BALANCE, CASH AND CASH EQUIVALENTS                  3,441       6,260
                                                            -------     -------
    ENDING BALANCE, CASH AND CASH EQUIVALENTS               $ 4,396     $ 7,853
                                                            =======     =======


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                        For the three-month period ended
                           December 31, 1999 and 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Columbia Federal Savings Bank for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended December 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for an entire fiscal year.

         The accompanying consolidated financial statements include the accounts of Columbia Financial of Kentucky, Inc. ("CFKY" or the "Company") and Columbia Federal Savings Bank ("Columbia Federal" or the "Savings Bank"). All significant intercompany items have been eliminated.

2.       COMPREHENSIVE INCOME

         Comprehensive income includes net income and other non-owner changes in equity. The Company had no other comprehensive income for the quarters ended December 31, 1999 or 1998.

3.       IMPACT OF RECENT ACCOUNTING STANDARDS

         In July, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. The Statement is effective for fiscal years beginning after December 15, 1997. Management has adopted SFAS No. 131, and it has not had a material effect on the disclosures required for the Company.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management has adopted SFAS No. 133 and it has not had a material impact on the disclosures or accounting principles of the Company.

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." Statement No. 134 requires entities conducting certain mortgage banking activities to classify mortgage-backed securities retained after a securitization as trading securities. This pronouncement had no material effects on the disclosures or accounting principles of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

4.       PENDING LEGISLATIVE CHANGES

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

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

         The GLB Act is not expected to have a material effect on the activities in which the Company and the Savings Bank currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

5.       EARNINGS PER SHARE

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 204,519 unallocated ESOP shares, totaled 2,446,431 shares for the three-month period ended December 31, 1999. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 2,454,190 for the three months ended December 31, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                    Note Regarding Forward-Looking Statements
                    -----------------------------------------

         In addition to historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Columbia Federal's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and Columbia Federal's market area generally.

         Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the adequacy of collateral on nonperforming loans, legislative changes, interest rate risk, and the effect of certain accounting pronouncements. See Exhibit 99 "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," attached hereto and incorporated herein by reference.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1999 TO DECEMBER 31, 1999

         GENERAL. CFKY's assets totaled $113.6 million at December 31,1999, an increase of $159,000, or .14%, from $113.4 million at September 30, 1999. The increase resulted primarily from a $1.0 million increase in cash and cash equivalents and a $1.1 million increase in loans receivable, partially offset by a $1.0 million decrease in held-to-maturity securities and a $797,000 decrease in mortgage-backed securities. Deposits decreased $2.8 million. Short-term borrowings increased $3.0 million and advances from borrowers for taxes and insurance decreased $229,000.

         LIQUID ASSETS AND INVESTMENTS. Liquid assets (cash and cash equivalents) totaled $4.4 million at December 31, 1999, an increase of $1.0 million, from the total at September 30, 1999. This increase was funded with a $1.0 million decrease in held-to-maturity securities as a result of a bond maturing.

         LOANS RECEIVABLE. Net loans receivable equaled $70.2 million at December 31,1999, compared to $69.1 million at September 30, 1999, a 1.5% increase, attributable to loans being originated more rapidly than loans were being repaid.

         ALLOWANCE FOR LOSSES ON LOANS. Columbia Federal's allowance for loan losses totaled $300,000 at December 31, 1999 and September 30, 1999. The allowance represented .43% of net loans at December 31, 1999 and September 30, 1999. As of September 30, 1999, there were $76,000 in nonperforming loans, which was .11% of total net loans at that date. As of December 31,1999, there were $50,000 in nonperforming loans, which was .07% of total net loans at that date.

         It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio.

         The following table sets forth the composition of the Bank's portfolio by type of loan at the dates indicated.

                                                           December 31, 1999                 September 30, 1999
                                                           -----------------                 ------------------
                                                         Amount        Percent             Amount         Percent
                                                         ------        -------             ------         -------
         REAL ESTATE LOANS
           One-to-four Family Residential               $59,832         81.03%            $58,675          80.03%
           Multi-family and Non-residential               4,567          6.19               5,493           7.49
           Land and Construction:
             Nonresidential Real Estate                   4,041          5.47               3,671           5.01
             Construction Loans                           5,378          7.28               5,439           7.42
                                                         ------                            ------          -----
             Total Real Estate Loans                     73,818         99.97              73,278          99.95
                                                         ------         -----              ------          -----

         CONSUMER LOANS
           Loans on Deposit                                  19           .03                  38            .05
           Home Improvement Loans                             -             -                   -              -
                                                         ------         -----              ------          -----
             Total Consumer Loans                            19           .03                  38         .05
                                                         ------         -----              ------          -----
             Total Loans                                 73,837        100.00%             73,316         100.00%
                                                         ------        ======              ------         ======

         LESS
           Loans in Process                               2,645                             3,174
           Deferred Loan Fees                               736                               753
           Allowance for Loan Losses                        300                               300
                                                        -------                           -------
             Loans Receivable, Net                      $70,156                           $69,089
                                                         ======                            ======

         The following is the change in the allowance for loan losses for the periods indicated.

                                                      Three Months Ended                          Year Ended
                                                       December 31, 1999                     September 30, 1999
                                                       -----------------                     ------------------

         ALLOWANCE FOR LOAN LOSSES
           Balance at Beginning of Period                        $300                                 $300
           Net (Charge-Offs) Recoveries                          -                                      (8)
           Provision for Loan Losses                             -                                       8
                                                               ------                                 ----
           Balance at End of Period                              $300                                 $300
                                                               ======                                 ====

         Although management believes that its allowance for loan losses at December 31, 1999, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect CFKY's results of operations.

         DEPOSITS. Total deposits decreased by $2.8 million, to $78.9 million, at December 31, 1999, from $81.7 million at September 30, 1999. At December 31, 1999, certificates of deposit that will mature within one year accounted for 39.9% of Columbia Federal's deposit liabilities.

         SHORT-TERM BORROWINGS: Advances from FHLB were $4.0 million at December 31, 1999, compared to $1.0 million at September 30, 1999. These advances were used to fund the decrease in deposits.

LIQUIDITY AND CAPITAL RESOURCES

                 The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Savings Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Savings Bank may borrow from the FHLB of Cincinnati. At December 31, 1999, the Savings Bank had $4 million in outstanding advances from the FHLB of Cincinnati.

                 Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Savings Bank maintains a strategy of investing in various lending products. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals and fund loan commitments. At December 31, 1999, the total approved loan commitments outstanding, excluding construction loans amounted to $600,000. At the same date, the unadvanced portion of construction loans approximated $2.6 million. Investment securities scheduled to mature within one year or less is $1.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1999 totaled $31.5 million. The Savings Bank did not have any mortgage-backed securities scheduled to mature in one year or less at December 31, 1999.

                 The Savings Bank is required by the OTS to maintain average daily balances of liquid assets (as defined) in an amount equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank generally maintains a liquidity ratio of at least 8% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's average quarterly liquidity ratio for December 31, 1999 was 22.71%.

                 Federally insured savings institutions are required to satisfy three different OTS capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital generally equal to at least 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and qualifying supervisory goodwill. Core capital is generally reduced by the amount of a savings institution's intangible assets. Tangible capital is core capital less all intangible assets, with a limited exception for purchased mortgage-servicing rights. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Savings Bank, includes a general valuation allowance for losses on loans of $300,000 at December 31, 1999.

                 Under the "prompt corrective action" regulations of OTS, a savings bank that has not received the highest possible examination rating may become subject to corrective action if its core capital is less than 4% of its adjusted total assets.

                  The Savings Bank substantially exceeded each of the above-described regulatory capital requirements at December 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

         GENERAL. CFKY's recorded net income of $188,000 for the three months ended December 31, 1999, compared to income of $283,000 for the same period in 1998, a $95,000 and 34% decrease. The decrease resulted primarily from a $85,000 decrease in interest income and increases of $112,000 in non-interest expense. Such changes were offset by a $49,000 decrease in interest expense and a $49,000 decrease in income tax expense.

         INTEREST INCOME. Interest income decreased $85,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. This was primarily a result of a decrease of $5.2 million in average balances in interest earning assets, which resulted in large part from the payment of a return of capital in June, 1999.

         INTEREST EXPENSE. Interest expense decreased $49,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. This decrease was the result of a decrease in average interest-bearing liabilities, primarily deposits for the three months ended December 31, 1999.

         Columbia Federal's net interest rate spread was 3.08% for the three months ended December 31, 1999, compared to 2.72% for the three months ended December 31, 1998.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $48,000 for the three months ended December 31, 1999, compared to $31,000 for the same period in 1998, primarily due to an increase in fee income. Non-interest expense increased $112,000, or 14%, to $912,000. The primary reason for this increase was the increase in salaries and employee benefits from $495,000 for the three months ended December 31, 1998, to $596,000 for the three months ended December 31, 1999 as a result of costs associated with CFKY's ESOP and new RRP.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's December 31, 1999 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in its exposure to interest rate changes since the Company filed its Annual Report on Form 10K with the Securities and Exchange Commission for the year ended September 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         CFKY held its 2000 Annual Meeting of Shareholders on Thursday, January 27, 2000. The following information sets forth the matters considered at such annual meeting and the voting with respect to such matters.

                                                                                                  Broker
         1.       Election of three Directors                      For          Withheld         Non Votes
                                                                   ---          --------         ---------
                  a.  Kenneth R. Kelly                           2,007,044        40,641             -0-
                  b.  John C. Layne                              2,009,772        37,913             -0-
                  c.  Robert V. Lynch                            2,004,772        42,913             -0-
                  d.  George H. Kreutzjans                          51,262             -             -0-

2.       Ratification of Auditors

                                                                         Broker
                        For          Against           Abstain          Non Votes
                        ---          -------           -------          ---------
                    2,042,422        19,875            36,650              -0-

ITEM 5.  OTHER INFORMATION

Not Applicable

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

Date: February 11, 2000               By:  /s/ Robert V. Lynch
     ----------------------              -----------------------------------
                                           Robert V. Lynch, President and
                                               Chief Executive Officer

Date: February 11, 2000               By:   /s/ Abijah Adams
     ----------------------              -----------------------------------
                                           Abijah Adams, Controller