Form 10-Q
period 2000-03-31
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 2000-05-15
CIK 1051000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.   0-23935
                    ---------

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                        61-1319175
   -------------------------------                      -----------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation of organization)                    Identification Number)


          2497 Dixie Highway
        Ft. Mitchell, Kentucky                               41017-3085
        ----------------------                             --------------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:  (606) 331-2419

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                               No
   ------                                               ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000, the latest practicable date, 2,650,950 common shares of the registrant, no par value, were issued and outstanding.

                                     INDEX
                                     -----

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.


                                                                                                 Page
                                                                                                 ----
PART I        -   FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition                                    3
                  Consolidated Statements of Income                                                 4
                  Consolidated Statements of Cash Flows                                             5
                  Notes to Consolidated Financial Statements                                        6
                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                             8

PART II       -   OTHER INFORMATION                                                                13

SIGNATURES                                                                                         17

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      (Unaudited)

                                                                         MAR. 31        SEPT. 30
                                                                           2000            1999
                                                                     --------------    -----------
                                                                  (In Thousands, Except Share Data)
                                    ASSETS
  Cash and due from Banks                                          $     627          $     937
  Interest Bearing Deposits in Other Banks                             3,055              2,504
                                                                   ----------         ----------
    Total Cash and Cash Equivalents                                    3,682              3,441

  Investment Securities
    Held to Maturity, At Cost (Market Value of
       $16,465 and $16,664 at March 31,2000 and
       and September 30, 1999)                                        15,899             16,999
  Mortgage-Backed Securities, At Cost (Market Value of
       $18,940 and $19,610 at March 31,2000 and
       and September 30, 1999)                                        18,507             19,968
  Loans Receivable, Net                                               70,920             69,089
  Interest Receivable                                                    853                867
  Premises and Equipment, Net                                          1,543              1,534
  Federal Home Loan Bank Stock, At Cost                                1,503              1,451
  Federal Income Tax - Refund Receivable                                  -                  11
  Deferred Federal Income Tax Asset                                      165                  -
  Other Assets                                                            49                 61
                                                                   ----------         ----------
    Total Assets                                                   $ 113,121          $  113,421
                                                                   ==========         ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits                                                         $  76,545          $   81,654
  Short-Term Borrowings                                                7,000               1,000
  Advances from Borrowers for Taxes
    and Insurance                                                        269                 381
  Accrued Federal Income Tax Liability                                    70                   -
  Deferred Federal Income Tax Liability                                    -                  45
  Other Liabilities                                                      279                 162
                                                                   ----------         ----------
   Total Liabilities                                                  84,163              83,242
                                                                   ----------         ----------
Shareholders' Equity
  Preferred Stock (1,000,000 Shares, No Par Value,
    Authorized, No Shares Issued or Outstanding)                           -                   -
  Common Stock (6,000,000 Shares, No Par Value,
    Authorized, 2,650,950 Issued and Outstanding)                          -                   -
  Treasury Stock, 20,500 Shares at Cost                                 (262)               (262)
  Additional Paid in Capital                                          18,270              18,194
  Retained Earnings - Substantially Restricted                        13,855              13,890
  Unearned ESOP Shares                                                (1,502)             (1,643)
  Shares Acquired by RRP Trust                                        (1,403)                  -
                                                                   ----------         ----------
   Total Shareholders' Equity                                         28,958              30,179
                                                                   ----------         ----------
    Total Liabilities and Shareholders' Equity                     $ 113,121          $  113,421
                                                                   ==========         ==========

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                       ----------------------------      ---------------------------
                                                         2000              1999             2000             1999
                                                       ----------       -----------      ---------        ----------
                                                                      (In Thousands Except Share Data)
INTEREST INCOME
  Loans                                                $    1,427       $    1,379       $   2,877        $   2,742
  Mortgage-Backed Securities                                  297              337             599              681
  Investments                                                 261              340             528              699
  Interest-Bearing Deposits                                    43               70              70              135
                                                       ----------       ----------       ---------        ---------
    Total Interest Income                                   2,028            2,126           4,074            4,257
                                                       ----------       ----------       ---------        ---------
INTEREST EXPENSE
  Deposits                                                    840              929           1,700            1,863
  FHLB Advances                                                88                -             127                -
                                                       ----------       ----------       ---------        ---------
    Total Interest Expense                                    928              929           1,827            1,863
                                                       ----------       ----------       ---------        ---------

NET INTEREST INCOME                                         1,100            1,197           2,247            2,394

PROVISION FOR LOSSES ON LOANS                                   -                -               -                -
                                                       ----------       ----------       ---------        ---------
    Net Interest Income After Provision for
      Losses on Loans                                       1,100            1,197           2,247            2,394
                                                       ----------       ----------       ---------        ---------

NON-INTEREST INCOME                                            24               27              73               58
                                                       ----------       ----------       ---------        ---------
NON-INTEREST EXPENSE
    Salaries and Employee Benefits                            601              501           1,197              995
    Occupancy Expense of Premises                              67               69             141              134
    Federal Deposit Insurance Premiums                          4               14              17               27
    Data Processing Services                                   32               30              60               54
    Advertising                                                18               31              39               61
    Other                                                     176              203             356              377
                                                       ----------       ----------       ---------        ---------
    Total Non-Interest Expense                                898              848           1,810            1,648
                                                       ----------       ----------       ---------        ---------
    Income Before Federal Income Tax
      Expense                                                 226              376             510              804

FEDERAL INCOME TAX EXPENSE                                     77              128             173              273
                                                       ----------       ----------       ---------        ---------
    NET INCOME                                         $      149       $      248       $     337        $     531
                                                       ==========       ==========       =========        =========
EARNINGS PER SHARE
  Basic                                                $     0.06       $     0.10       $    0.14        $    0.21
                                                       ==========       ==========       =========        =========
  Diluted                                              $     0.06       $     0.10       $    0.14        $    0.21
                                                       ==========       ==========       =========        =========

                COLUMBIA FEDERAL SAVINGS BANK

                   STATEMENTS OF CASH FLOWS

                                                             SIX MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            2000          1999
                                                          -------       -------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                              $   337       $   531
  Reconciliation of Net Income with
    Cash Flows from Operations
      Depreciation                                             54            54
      Shares Released to ESOP                                 216           181
      FHLB Stock Dividends                                    (52)          (47)
      Deferred Federal Income Tax                            (210)         (104)
    Changes In
      Interest Receivable                                      14            (1)
      Other Assets                                             12           (53)
      Federal Income Tax Receivable / Liability                81            48
      Other Liabilities                                       118           (26)
                                                          -------       --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES               570           583
                                                          -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment Securities
    Purchased                                                   -        (1,000)
    Matured                                                 1,100         3,029
  Mortgage-Backed Securities
    Principal Collected                                     1,461           742
  Loan Originations and Repayments, Net                    (1,831)       (3,743)
  Purchases of Property and Equipment                         (63)           (6)
                                                          -------       --------
    NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES          667          (978)
                                                          -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  FHLB Advances                                             6,000             -
  Advances from Borrowers for
    Taxes and Insurance                                      (112)          (79)
  Change in Deposits                                       (5,109)        2,040
  Dividends Paid                                             (372)         (372)
  Shares Acquired by RRP                                   (1,403)            -
  Treasury Shares Acquired                                      -          (147)
                                                          -------       --------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES         (996)        1,442
                                                          -------       --------
    CHANGE IN CASH AND CASH EQUIVALENTS                       241         1,047

BEGINNING BALANCE, CASH AND CASH EQUIVALENTS                3,441         6,260
                                                          -------       --------
    ENDING BALANCE, CASH AND CASH EQUIVALENTS             $ 3,682       $ 7,307
                                                          =======       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                For the three-month and six-month periods ended
                           March 31, 2000 and 1999


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Columbia Federal Savings Bank for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for an entire fiscal year.

         The accompanying consolidated financial statements include the accounts of Columbia Financial of Kentucky, Inc. ("CFKY" or the "Company") and Columbia Federal Savings Bank ("Columbia Federal" or the "Savings Bank"). All significant intercompany items have been eliminated.

2.       COMPREHENSIVE INCOME

         Comprehensive income includes net income and other non-owner changes in equity. The Company had no other comprehensive income for the quarters ended March 31, 2000 or 1999.

3.       IMPACT OF RECENT ACCOUNTING STANDARDS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.


4.       PENDING LEGISLATIVE CHANGES

         On November 12, 1999, the Gramm-Leach-Bliley Act (the GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

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

5.       EARNINGS PER SHARE

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 204,519 and 193,661 unallocated ESOP shares, totaled 2,446,431 and 2,457,289 shares for the three-month and six-month periods ended March 31, 2000 and 1999. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 2,458,297 and 2,457,289 for the three and six months ended March 31, 2000 and 1999.

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


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1999 TO MARCH 31, 2000

         GENERAL. CFKY's assets totaled $113.1 million at March 31, 2000, a decrease of $300,000 from $113.4 million at September 30, 1999. The decrease resulted primarily from a $1.1 million decrease in held-to-maturity securities and a $1.5 million decrease in mortgage-backed securities, partially offset by a $1.8 million increase in loans receivable and a $241,000 increase in cash and cash equivalents. Deposits decreased $5.1 million. Short-term borrowings increased $6.0 million and advances from borrowers for taxes and insurance decreased $112,000.

         LIQUID ASSETS AND INVESTMENTS. Liquid assets (cash and cash equivalents) totaled $3.7 million at March 31, 2000, an increase of $241,000, from the total at September 30, 1999.

         LOANS RECEIVABLE. Net loans receivable were $70.9 million at March 31, 2000, compared to $69.1 million at September 30, 1999, a 2.7% increase, attributable to loans being originated more rapidly than loans were being repaid.

         ALLOWANCE FOR LOSSES ON LOANS. Columbia Federal's allowance for loan losses totaled $300,000 at March 31, 2000, and September 30, 1999. The allowance represented .42% of net loans at March 31, 2000 and September 30, 1999. As of September 30, 1999, there were $76,000 in nonperforming loans, which was .11% of total net loans at that date. As of March 31, 2000, there were $83,000 in nonperforming loans, which was .12% of total net loans at that date.

         It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio.

         The following table sets forth the composition of the Bank's portfolio by type of loan at the dates indicated.


                                                            March 31, 2000                  September 30, 1999
                                                            --------------                  ------------------
                                                       Amount          Percent            Amount          Percent
                                                      ---------       ---------           ------          -------
         REAL ESTATE LOANS
           One-to-four Family Residential               $60,620         80.50%            $58,675          80.03%
           Multi-family and Non-residential               4,056          5.39               5,493           7.49
           Land and Construction:
             Nonresidential Real Estate                   4,116          5.47               3,671           5.01
             Construction Loans                           6,493          8.62               5,439           7.42
                                                        -------       -------             -------        -------
             Total Real Estate Loans                     75,285         99.98              73,278          99.95
                                                        -------       -------             -------        -------

         CONSUMER LOANS
           Loans on Deposit                                  19           .02                  38            .05
           Home Improvement Loans                             -             -                   -              -
                                                        -------       -------             -------        -------
             Total Consumer Loans                            19           .02                  38            .05
                                                        -------       -------             -------        -------

             Total Loans                                 75,304        100.00%             73,316         100.00%
                                                        -------       =======             -------        =======


         LESS
           Loans in Process                               3,345                             3,174
           Deferred Loan Fees                               739                               753
           Allowance for Loan Losses                        300                               300
                                                        -------                           -------

             Loans Receivable, Net                      $70,920                           $69,089
                                                        =======                           =======

         The following is the change in the allowance for loan losses for the periods indicated.


                                                        Six Months Ended              Year Ended
                                                         March 31, 2000           September 30, 1999
                                                         --------------           ------------------
         ALLOWANCE FOR LOAN LOSSES
           Balance at Beginning of Period                        $300                      $300
           Net (Charge-Offs) Recoveries                             -                        (8)

           Provision for Loan Losses                                -                         8
                                                                -----                     -----

           Balance at End of Period                              $300                      $300
                                                                  ===                       ===

         Although management believes that its allowance for loan losses at March 31, 2000, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect CFKY's results of operations.

         DEPOSITS. Total deposits decreased by $5.1 million, to $76.5 million, at March 31, 2000, compared to September 30, 1999, a 6.3% decrease, attributable to borrowing from FHLB at better rates than competitors deposit rates. At March 31, 2000, certificates of deposit that will mature within one year accounted for 29.2% of Columbia Federal's deposit liabilities.

         SHORT-TERM BORROWINGS. Advances from FHLB were $7.0 million at March 31, 2000, compared to $1.0 million at September 30, 1999. These advances were used to fund the decrease in deposits.

LIQUIDITY AND CAPITAL RESOURCES

         The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Savings Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Savings Bank may borrow from the FHLB of Cincinnati. At March 31, 2000, the Savings Bank had $7 million in outstanding advances from the FHLB of Cincinnati.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Savings Bank maintains a strategy of investing in various lending products. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals and fund loan commitments. At March 31, 2000, the total approved loan commitments outstanding, excluding construction loans amounted to $383,000. At the same date, the unadvanced portion of construction loans approximated $3.3 million. Investment securities scheduled to mature within one year or less is $1.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $22.3 million. The Savings Bank did not have any mortgage-backed securities scheduled to mature in one year or less at March 31, 2000.

         The Savings Bank is required by the OTS to maintain average daily balances of liquid assets (as defined) in an amount equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank has a policy of maintaining a liquidity ratio of at least 8% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's liquidity ratio at March 31, 2000 was 22.54%.

         Federally insured savings institutions are required to satisfy three different OTS capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital generally equal to at least 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and qualifying supervisory goodwill. Core capital generally does not include the amount of a savings institution's intangible assets. Tangible capital is core capital less all intangible assets, with a limited exception for purchased mortgage-servicing rights. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Savings Bank, includes a general valuation allowance for losses on loans of $300,000 at March 31, 2000.

         Under the "prompt corrective action" regulations of OTS, a savings bank that has not received the highest possible examination rating may become subject to corrective action if its core capital is less than 4% of its adjusted total assets.

         The Savings Bank substantially exceeded each of the above-described regulatory capital requirements at March 31, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

         GENERAL. CFKY's recorded net income of $149,000 for the three months ended March 31, 2000, compared to income of $248,000 for the same period in 1999, a $99,000 and 40% decrease. The decrease resulted primarily from a $98,000 decrease in interest income and increases of $50,000 in non-interest expense. Such changes were partially offset by a $51,000 decrease in income tax expense.

         INTEREST INCOME. Interest income decreased $98,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This was primarily a result of a decrease of $6.7 million in average balances in interest earning assets, which resulted in large part from the payment of a return of capital in June, 1999 of $8.0 million. Income on mortgage loans increased by $48,000 which was offset by decreases in income on investments of $79,000 and on Mortgage-Backed Securities of $40,000 for the three month period ended March 31, 2000 compared to the same period in 1999 due to decreases in investment and Mortgage-Backed Securities balances primarily because of the return of capital.

         INTEREST EXPENSE. Interest expense remained fairly constant for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Interest expense was effected by an increase in average interest-bearing liabilities for the three months ended March 31, 2000, offset by a decrease of 10 basis points in the average rate on interest-bearing liabilities.

         Columbia Federal's net interest rate spread was 2.90% for the three months ended March 31, 2000, compared to 2.71% for the three months ended March 31, 1999.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $24,000 for the three months ended March 31, 2000, compared to $27,000 for the same period in 1999, primarily due to a decrease in fee income. Non-interest expense increased $50,000, or 5.9%, to $898,000. The primary reason for this increase was the increase in salaries and employee benefits from $501,000 for the three months ended March 31, 1999, to $601,000 for the three months ended March 31, 2000 as a result of costs associated with CFKY's Employee Stock Ownership Plan (ESOP) and its recognition and retention stock compensation plan
(RRP).

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

         GENERAL. CFKY's recorded net income of $337,000 for the six months ended March 31, 2000, compared to income of $531,000 for the same period in 1999, a $194,000 and 36.5% decrease. The decrease resulted primarily from a $183,000 decrease in interest income and increases of $162,000 in non-interest expense. Such changes were offset by a $36,000 decrease in interest expense and a $100,000 decrease in income tax expense.

         INTEREST INCOME. Interest income decreased $183,000 for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. This was primarily a result of a decrease of $6.1 million in average balances in interest earning assets, which resulted in large part from the payment of a return of capital in June, 1999 of $8.0 million. Income on mortgage loans increased by $135,000 which was offset by decreases in income on investments of $171,000 and Mortgage-Backed Securities of $82,000 for the six months ended March 31, 2000 compared to the same period in 1999 due to decreases in investment and Mortgage-Backed Securities balances primarily because of the return of capital.

         INTEREST EXPENSE. Interest expense decreased $36,000 for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. This decrease was the result of an increase in average interest-bearing liabilities for the six months ended March 31, 2000, and offset by a decrease in the average rate on interest-bearing liabilities of 21 basis points.

         Columbia Federal's net interest rate spread was 2.99% for the six months ended March 31, 2000, compared to 2.71% for the six months ended March 31, 1999.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $73,000 for the six months ended March 31, 2000, compared to $58,000 for the same period in 1999, primarily due to an increase in fee income. Non-interest expense increased $162,000, or 9.8% to $1.8 million. The primary reason for this increase was the increase in salaries and employee benefits from $995,000 for the six months ended March 31, 1999 to $1.2 million for the six months ended March 31, 2000 as a result of costs associated with CFKY's ESOP and RRP.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's March 31, 2000 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in its exposure to interest rate changes since the Company filed its Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 -   Financial Data Schedule

         Exhibit 99 -   Safe Harbor Under the Private Securities Litigation
                        Reform Act of 1995

EXHIBIT 99.2

     SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Columbia Financial of Kentucky, Inc. ("CFKY") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in CFKY's Form 10-Q for the three-months ended March 31, 2000, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including but not limited to, the following:

Interest Rate Risk
------------------

         CFKY's operating results are dependent to a significant degree on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. The interest income and interest expense of CFKY change as the interest rates and mortgages, securities and other assets and on deposits and other liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond CFKY's control. The interest rates on specific assets and liabilities of CFKY will change or "reprice" in accordance with the contractual terms of the asset or liability instrument and in accordance with customer reaction to general economic trends. In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases readily because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect CFKY's income. Moreover, rising interest rates tend to decrease loan demand in general, negatively affecting CFKY's income.

Possible Inadequacy of the Allowance for Loan Losses
----------------------------------------------------

         Columbia Federal Savings Bank ("Columbia Federal") maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem assets and changes in the composition of the loan portfolio. While the Board of Directors of Columbia Federal believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

         Loans not secured by one-to four-family residential real estate are generally considered to involve greater risk of loss than loans secured by one- to four-family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily residential and nonresidential real estate loans generally depends upon the cash flow from the operation of the property, which may be negatively affected by national and local economic conditions that cause leases not to be renewed or that negatively affect the operations of a commercial borrower. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans, and the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

Competition
-----------

         Columbia Federal competes for deposits with other savings associations, commercial banks and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Columbia Federal competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. The size of financial institutions competing with Columbia Federal is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon CFKY.

Legislation and Regulation that may Adversely Affect CFKY's Earnings
--------------------------------------------------------------------

         Columbia Federal is subject to extensive regulation by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC") and is periodically examined by such regulatory agencies to test compliance with various regulatory requirements. As a savings and loan holding company, CFKY is also subject to regulation and examination by the OTS. Such supervision and regulation of Columbia Federal and CFKY are intended primarily for the protection of depositors and not for the maximization of shareholder value and may affect the ability of the company to engage in various business activities. The assessments, filing fees and other costs associated with reports, examinations and other regulatory matters are significant and may have an adverse effect on CFKY's net earnings.

         The FDIC is authorized to established separate annual assessment rates for deposit insurance of members of the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under such system, assessments may vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined by reference to the institution's capital level and the FDIC's level of supervisory concern about the institution.

                                   SIGNATURES

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 2000                      By: /s/ Robert V. Lynch
      ------------                          ---------------------------------
                                            Robert V. Lynch, President and
                                            Chief Executive Officer


Date: May 12, 2000                      By: /s/ Abijah Adams
      ------------                          ---------------------------------
                                            Abijah Adams, Controller