Form 10-Q
period 2000-06-30
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 2000-08-11
CIK 1051000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-23935
                    -------

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                       61-1319175
-------------------------------                    ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation of organization)                    Identification Number)

         2497 Dixie Highway
       Ft. Mitchell, Kentucky                            41017-3085
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)



Registrant's telephone number, including area code: (606) 331-2419


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2000, the latest practicable date, 2,650,950 common shares of the registrant, no par value, were issued and outstanding.


Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                               Page 1 of 15 Pages

                                      INDEX

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                                                                                                  Page
                                                                                                  ----
PART I        -   FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition                                    3
                  Consolidated Statements of Income                                                 4
                  Consolidated Statements of Cash Flows                                             5
                  Notes to Consolidated Financial Statements                                        6
                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                             8

PART II       -   OTHER INFORMATION                                                                12

SIGNATURES                                                                                         15


                               Page 2 of 15 Pages

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 (Unaudited)
                                                                                   June 30                 Sept. 30
                                                                                   --------                --------
                                                                                     2000                    1999
                                                                                   --------                --------
                                                                                        (Dollars in Thousands)
                                ASSETS
  Cash and due from Banks                                                          $    596                $    937
  Interest Bearing Deposits in Other Banks                                            2,802                   2,504
                                                                                   --------                --------

    Total Cash and Cash Equivalents                                                   3,398                   3,441

  Investment Securities
    Held to Maturity, At Cost (Market Value of
       $15,281 and $16,664 at June 30, 2000 and September 30, 1999)                  15,866                  16,999
  Mortgage-Backed Securities, At Cost (Market Value of
       $17,073 and $19,610 at June 30, 2000 and
        September 30, 1999)                                                          17,391                  19,968
  Loans Receivable, Net                                                              71,366                  69,089
  Interest Receivable                                                                   769                     867
  Premises and Equipment, Net                                                         1,517                   1,534
  Federal Home Loan Bank Stock, At Cost                                               1,530                   1,451
  Federal Income Tax - Refund Receivable                                                 --                      11
  Deferred Federal Income Tax Asset                                                     207                      --
  Other Assets                                                                           49                      61
                                                                                   --------                --------

    Total Assets                                                                   $112,093                $113,421
                                                                                   ========                ========

                        LIABILITIES AND EQUITY

Liabilities
  Deposits                                                                         $ 75,332                $ 81,654
  Short-Term Borrowings                                                               7,000                   1,000
  Advances from Borrowers for Taxes
    and Insurance                                                                       358                     381
  Accrued Federal Income Tax Liability                                                   85                      --
  Deferred Federal Income Tax Liability                                                  --                      45
  Other Liabilities                                                                     281                     162
                                                                                   --------                --------

   Total Liabilities                                                                 83,056                  83,242
                                                                                   --------                --------

Equity
  Preferred Stock (1,000,000 Shares, No Par Value, Authorized,
      No Shares Issued or Outstanding)                                                   --                      --
  Common Stock (6,000,000 Shares, No Par Value, Authorized,
      2,650,950 Issued and Outstanding)                                                  --                      --
        Additional Paid In Capital                                                   18,280                  18,194
  Retained Earnings - Substantially Restricted                                       13,854                  13,890
  Treasury Stock (20,500 shares at cost)                                               (262)                   (262)
  Unearned ESOP Shares                                                               (1,432)                 (1,643)
  Shares Acquired by RRP Trust                                                       (1,403)                      -
                                                                                   --------                --------

   Total Equity                                                                      29,037                  30,179
                                                                                   --------                --------

   Total Liabilities and Equity                                                    $112,093                $113,421
                                                                                   ========                ========


                               Page 3 of 15 Pages

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED JUNE 30,           NINE MONTHS ENDED JUNE 30,
                                                          ---------------------------          ----------------------------
                                                            2000              1999              2000                  1999
                                                           ------            ------            ------                ------
                                                                        (In Thousands, Except Share Data)
INTEREST INCOME
  Loans                                                    $1,438            $1,387            $4,315                $4,130
  Mortgage-Backed Securities                                  279               324               878                 1,005
  Investments                                                 263               303               791                 1,002
  Interest-Bearing Deposits                                    43                71               113                   205
                                                           ------            ------            ------                ------

    Total Interest Income                                   2,023             2,085             6,097                 6,342
                                                           ------            ------            ------                ------

INTEREST EXPENSE
  Deposits                                                    874               911             2,575                 2,775
  FHLB Advances                                               113                --               240                    --
                                                           ------            ------            ------                ------

    Total Interest Expense                                    987               911             2,815                 2,775
                                                           ------            ------            ------                ------

NET INTEREST INCOME                                         1,036             1,174             3,282                 3,567

PROVISION FOR LOSSES ON LOANS                                  --                --                --                    --
                                                           ------            ------            ------                ------

    Net Interest Income After Provision for
      Losses on Loans                                       1,036             1,174             3,282                 3,567
                                                           ------            ------            ------                ------

NON-INTEREST INCOME                                            23                27                96                    85
                                                           ------            ------            ------                ------

NON-INTEREST EXPENSE
    Salaries and Employee Benefits                            550               514             1,747                 1,510
    Occupancy Expense of Premises                              56                69               197                   203
    Federal Deposit Insurance Premiums                         13                14                30                    41
    Data Processing Services                                   28                28                88                    82
    Advertising                                                18                32                57                    93
    Other                                                     114               133               469                   508
                                                           ------            ------            ------                ------

    Total Non-Interest Expense                                779               790             2,588                 2,437
                                                           ------            ------            ------                ------

    Income Before Federal Income Tax
      Expense                                                 280               411               790                 1,215

FEDERAL INCOME TAX EXPENSE                                     95               140               268                   413
                                                           ------            ------            ------                ------

    NET INCOME                                             $  185            $  271            $  522                $  802
                                                           ======            ======            ======                ======

EARNINGS PER SHARE
  Basic                                                    $ 0.07            $ 0.11            $ 0.21                $ 0.32
                                                           ======            ======            ======                ======
  Diluted                                                  $ 0.07            $ 0.11            $ 0.21                $ 0.32
                                                           ======            ======            ======                ======


                               Page 4 of 15 Pages

                          COLUMBIA FEDERAL SAVINGS BANK

                            STATEMENTS OF CASH FLOWS


                                                                             NINE MONTHS ENDED
                                                                                  JUNE 30,
                                                                          ------------------------
                                                                            2000            1999
                                                                          -------          -------
                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                              $   522          $   802
  Reconciliation of Net Income with
    Cash Flows from Operations
      Depreciation                                                             81               81
      FHLB Stock Dividends                                                    (79)             (71)
      Deferred Federal Income Tax                                            (252)            (127)
    Changes In
      Interest Receivable                                                      98              130
      Other Assets                                                             12              (19)
      Federal Income Tax Receivable / Liability                                96               60
      Other Liabilities                                                       119               26
                                                                          -------          -------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                               597              882
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment Securities
    Purchased                                                                  --           (7,996)
    Matured                                                                 1,133           14,917
  Mortgage-Backed Securities
    Purchased                                                                  --           (3,093)
    Principal Collected                                                     2,577            4,059
  Loan Originations and Repayments, Net                                    (2,277)          (5,491)
  Purchases of Property and Equipment                                         (64)             (11)
                                                                          -------          -------

    NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                        1,369            2,385
                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  FHLB Advances                                                             6,000               --
  Advances from Borrowers for
    Taxes and Insurance                                                       (23)              13
  Change in Deposits                                                       (6,322)           3,089
   Dividends Paid                                                            (558)          (8,543)
   ESOP Shares Released                                                       297              278
  Treasury Shares Acquired                                                      -             (262)
  Shares Acquired by RRP                                                   (1,403)              --
                                                                          -------          -------

    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                       (2,009)          (5,425)
                                                                          -------          -------

    CHANGE IN CASH AND CASH EQUIVALENTS                                       (43)          (2,158)

BEGINNING BALANCE, CASH AND CASH EQUIVALENTS                                3,441            6,260
                                                                          -------          -------

    ENDING BALANCE, CASH AND CASH EQUIVALENTS                             $ 3,398          $ 4,102
                                                                          =======          =======


                               Page 5 of 15 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                   For the three-and nine-month periods ended
                             June 30, 2000 and 1999


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Columbia Federal Savings Bank for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) that are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for an entire fiscal year.

         The accompanying consolidated financial statements include the accounts of Columbia Financial of Kentucky, Inc. ("CFKY" or the "Company") and Columbia Federal Savings Bank ("Columbia Federal" or the "Savings Bank"). All significant intercompany items have been eliminated.

2.       COMPREHENSIVE INCOME

         Comprehensive income includes net income and other non-owner changes in equity. The Company had no other comprehensive income for the three-month and nine-month periods ended June 30, 2000 or 1999.

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

4.       PENDING LEGISLATIVE CHANGES

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company", which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

         The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Company, to continue to engage in all activities in which they were permitted to engage prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999, will be subject to the same restrictions as a multiple


                               Page 6 of 15 Pages
thrift holding company. In addition, a unitary thrift holding company in existence on May 4, 1999, may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

         The GLB Act is not expected to have a material effect on the activities in which the Company and the Savings Bank currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

5.       EARNINGS PER SHARE

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 204,519 and 193,661 unallocated ESOP shares, totaled 2,446,431 and 2,457,289 shares for the three-month and nine-month periods ended June 30, 2000 and 1999. Diluted earnings per share is computed taking into consideration shares outstanding and dilutive potential common shares, which includes shares subject to options. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 2,446,431 and 2,457,289 for the three and nine months ended June 30, 2000 and 1999.


                               Page 7 of 15 Pages

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

         Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the adequacy of collateral on nonperforming loans, legislative changes with respect to the federal thrift charter, the effect of certain accounting pronouncements. See Exhibit 99 "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," attached hereto and incorporated herein by reference.


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1999 TO
JUNE 30, 2000

         GENERAL. CFKY's assets totaled $112.1 million at June 30, 2000, a decrease of $1.3 million from $113.4 million at September 30, 1999. The decrease resulted primarily from the acquisition of $1.4 million of CFKY's shares by its recognition and retention stock compensation plan (RRP). Columbia Federal also realigned its asset holdings to maximize its return on assets with a $1.1 million decrease in held to maturity securities, a $2.6 million decrease in mortgage-backed securities and a $2.3 million increase in loans receivable. Deposits decreased $6.3 million and short-term borrowings increased $6.0 million.

         LIQUID ASSETS AND INVESTMENTS. Liquid assets (cash and cash equivalents) totaled $3.4 million at June 30, 2000, a decrease of $43,000 from the total at September 30, 1999.

         LOANS RECEIVABLE. Net loans receivable were $71.4 million at June 30, 2000, compared to $69.1 million at September 30, 1999, a 3.3% increase, attributable to loans being originated more rapidly than loans were repaid. The decrease in held to maturity securities and mortgaged-backed securities were used to fund this increase in loans receivable.

         ALLOWANCE FOR LOSSES ON LOANS. Columbia Federal's allowance for loan losses totaled $300,000 at June 30, 2000, and September 30, 1999. The allowance represented .42% of total loans at June 30, 2000 and September 30, 1999. As of September 30, 1999, there were $76,000 in nonperforming loans, which was .11% of net loans at that date. As of June 30, 2000, there were $52,000 in nonperforming loans, which was .02% of net loans at that date.

         It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio.


                               Page 8 of 15 Pages

         The following table sets forth the composition of the Bank's portfolio by type of loan at the dates indicated:

                                                             June 30, 2000                  September 30, 1999
                                                             -------------                  ------------------
                                                        Amount          Percent            Amount           Percent
                                                       -------          -------           --------          -------
                                                    (In Thousands)                    (In Thousands)
REAL ESTATE LOANS
  One-to-Four Family Residential                       $60,933           81.17%            58,675           80.03%
  Multi-Family and Non Residential                       3,930            5.24              5,493            7.49
  Land and Construction
    Non Residential Real Estate                          3,882            5.17              3,671            5.01
    Construction Loans                                   6,305            8.40              5,439            7.42
                                                       -------          ------            -------          ------

    Total Real Estate Loans                             75,050           99.98             73,278           99.95
                                                       -------          ------            -------          ------

CONSUMER LOANS
  Loans on Deposit                                          17             .02                 38             .05
  Home Improvement Loans                                    --              --                 --              --
                                                       -------          ------            -------          ------

    Total Consumer Loans                                    17             .02                 38             .05
                                                       -------          ------            -------          ------

    Total Loans                                         75,067          100.00%            73,316          100.00%
                                                       -------          ======            -------          ======

LESS
  Loans in Process                                       2,668                              3,174
  Deferred Loan Fees                                       733                                753
  Allowance for Loan Losses                                300                                300
                                                       -------                            -------

    Loans Receivable, Net                              $71,366                            $69,089
                                                       =======                            =======

         The following is the change in the allowance for loan losses for the periods indicated.

                                                           Nine Months Ended              Year Ended
                                                             June 30, 2000            September 30, 1999
                                                           -----------------          ------------------
                                                            (In Thousands)              (In Thousands)
ALLOWANCE FOR LOAN LOSSES
  Balance at Beginning of Period                                   $300                      $300
  Net (Charge-Offs) Recoveries                                       --                        (8)

    Provision for Loan Losses                                        --                         8
                                                                   ----                      ----

    Balance at End of Period                                       $300                      $300
                                                                   ====                      ====

         Although management believes that its allowance for loan losses at June 30, 2000, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect CFKY's results of operations.

         DEPOSITS. Total deposits decreased by $6.3 million, to $75.3 million, at June 30, 2000, compared to September 30, 1999, a 7.7% decrease, attributable to borrowing from the FHLB at better rates than competitors deposit rates. At June 30, 2000, certificates of deposit that will mature within one year accounted for 38.5% of Columbia Federal's deposit liabilities.

         SHORT-TERM BORROWINGS. Advances from the FHLB were $7.0 million at June 30, 2000, compared to $1.0 million at September 30, 1999. These advances were used to fund the decrease in deposits.


                               Page 9 of 15 Pages

LIQUIDITY AND CAPITAL RESOURCES

         The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Savings Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Savings Bank may borrow from the FHLB of Cincinnati. At June 30, 2000, the Savings Bank had $7.0 million in outstanding advances from the FHLB of Cincinnati.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Savings Bank maintains a strategy of investing in various lending products. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals and fund loan commitments. At June 30, 2000, the total approved loan commitments outstanding, excluding construction loans, amounted to $78,000. At the same date, the unadvanced portion of construction loans approximated $2.7 million. Investment securities scheduled to mature within one year or less is $1.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000 totaled $29.0 million. The Savings Bank did not have any mortgage-backed securities scheduled to mature in one year or less at June 30, 2000.

         The Savings Bank is required by the OTS to maintain average daily balances of liquid assets (as defined) in an amount equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank has a policy of maintaining a liquidity ratio of at least 8% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's liquidity ratio at June 30, 2000 was 22.37%.

         Federally insured savings institutions are required to satisfy three different OTS capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital generally equal to at least 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and qualifying supervisory goodwill. Core capital generally does not include the amount of a savings institution's intangible assets. Tangible capital is core capital less all intangible assets, with a limited exception for purchased mortgage-servicing rights. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Savings Bank includes a general valuation allowance for losses on loans of $300,000 at June 30, 2000.

         Under the "prompt corrective action" regulations of OTS, a savings bank that has not received the highest possible examination rating may become subject to corrective action if its core capital is less than 4% of its adjusted total assets.

         The Savings Bank substantially exceeded each of the above-described regulatory capital requirements at June 30, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         GENERAL. CFKY's recorded net income of $185,000 for the three months ended June 30, 2000, compared to income of $271,000 for the same period in 1999, an $86,000 and 32% decrease. The decrease resulted primarily from a $62,000 decrease in interest income an increase of $76,000 in interest expense. Such changes were partially offset by a $45,000 decrease in income tax expense.


                              Page 10 of 15 Pages

         INTEREST INCOME. Interest income decreased $62,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This was primarily a result of a decrease of $5.5 million in average balances in interest earning assets, which resulted in large part from the payment of a return of capital in June 1999 of $8.0 million. The yield on assets increased 14 basis points, or 1.9%, to 7.38% for the three months ended June 30, 2000 compared to the same period the previous year.

         INTEREST EXPENSE. Interest expense increased $76,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Interest expense was affected by an increase in average interest-bearing liabilities for the three months ended June 30, 2000 of $1.5 million and an increase in cost of funds of 29 basis points to 4.76% for the three months ended June 30, 2000 compared to the same period the previous year.

         Columbia Federal's net interest rate spread was 2.62% for the three months ended June 30, 2000, compared to 2.77% for the three months ended June 30, 1999.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $23,000 for the three months ended June 30, 2000, compared to $27,000 for the same period in 1999, primarily due to a decrease in fee income. Non-interest expense decreased $11,000, or 1.4%, to $779,000. The primary reason for this decrease was reduction in various expenses including occupancy expenses of $13,000, advertising of $14,000 and other of $19,000 offset by an increase in salaries and employee benefits from $514,000 for the three months ended June 30, 1999, to $550,000 for the three months ended June 30, 2000 as a result of costs associated with CFKY's Employee Stock Ownership Plan (ESOP) and its recognition and retention stock compensation plan (RRP).

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         GENERAL. CFKY's recorded net income of $522,000 for the nine months ended June 30, 2000, compared to income of $802,000 for the same period in 1999, a $280,000 and 34.9% decrease. The decrease resulted primarily from a $245,000 decrease in interest income, an increase of $40,000 in interest expense and increases of $151,000 in non-interest expenses. Such changes were partially offset by a $145,000 decrease in income tax expense.

         INTEREST INCOME. Interest income decreased $245,000 for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. This was primarily a result of a decrease of $6.8 million in average balances in interest earning assets, which resulted in large part from the payment of a return of capital in June 1999 of $8.0 million. The yield on assets increased 15 basis points, or 2.1%, to 7.45% for the nine months ended June 30, 2000 compared to the same period the previous year.

         INTEREST EXPENSE. Interest expense increased $40,000 for the six months ended June 30, 2000 compared to the nine months ended June 30, 1999. This increase was the result of an increase in average interest-bearing liabilities for the nine months ended June 30, 2000 of $888,000.

         Columbia Federal's net interest rate spread was 2.88% for the nine months ended June 30, 2000, compared to 2.73% for the nine months ended June 30, 1999.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $96,000 for the nine months ended June 30, 2000, compared to $83,000 for the same period in 1999, primarily due to an increase in fee income. Non-interest expense increased $151,000, or 6.2%, to $2.6 million. The primary reason for this increase was the increase in salaries and employee benefits from $1.5 million for the nine months ended June 30, 1999 to $1.7 million for the nine months ended June 30, 2000 as a result of costs associated with CFKY's ESOP and RRP.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's June 30, 2000 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in its exposure to interest rate changes since the Company filed its Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 1999.


                              Page 11 of 15 Pages

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


                              Page 12 of 15 Pages

                                   SIGNATURES

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 8, 2000                  By: /s/ Robert V. Lynch
                                          ------------------------------
                                          Robert V. Lynch, President and
                                             Chief Executive Officer


Date:  August 8, 2000                 By: /s/ Abijah Adams
                                          ------------------------------
                                          Abijah Adams, Controller


                              Page 13 of 15 Pages