Form 10-K405
period 2000-09-30
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 2000-12-29
CIK 1051000

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended September 30, 2000

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from______________to___________________

        Commission File Number:   0-23935
                                -----------

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                               61-1319175
      ------------------                                       ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                2497 Dixie Highway, Ft. Mitchell, Kentucky 41017
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (859) 331-2419

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
     ----------------------------------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
    -----------------------------------------------------------------------
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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The issuer's revenues for the fiscal year ended September 30, 2000, were $8.3 million.

         Based upon the average bid and asked prices quoted by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on December 20, 2000, was $17.5 million.

         2,625,950 of the issuer's common shares were issued and outstanding on December 20, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

        The following sections of the 2000 Annual Report to Shareholders of Columbia Financial of Kentucky, Inc., are incorporated by reference into Part II of this Form 10-K:

1. Management's Discussion and Analysis of Financial Condition and Results of Operations;
2.       Financial Statements and Supplemental Data; and
3.       Selected Consolidated Financial Highlights.

        The following sections of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Columbia Financial of Kentucky, Inc., are incorporated into Part III of this Form 10-K:

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

GENERAL

        Columbia Federal is principally engaged in the business of making permanent first mortgage loans secured by one- to four-family residential real estate located in Columbia Federal's primary lending area and investing in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions and mortgage-backed securities. Columbia Federal also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, including loans secured by deposits and home improvement loans, constitutes a small portion of Columbia Federal's lending activities. Loan funds are obtained from deposits, which are insured up to applicable limits by the FDIC, loan and mortgage-backed and related securities repayments and advances from the Federal Home Loan Bank.

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

        LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of Columbia Federal's loan portfolio at the dates indicated:


                                                                   At September 30,
                                           ------------------------------------------------------------------
                                                       2000                             1999
                                           ------------------------------------------------------------------
                                                                   Percent                     Percent
                                                                  of total                    of total
                                                     Amount        loans           Amount       loans
                                                     ------        -----           --------     -----
                                                                  (Dollars in thousands)
Residential real estate loans:
   One- to four-family residential                  $60,994        82.97%         $58,675          80.03%
   Multifamily residential                            3,805         5.18            5,493           7.49
Nonresidential real estate loans                      3,763         5.12            3,671           5.01
Construction loans                                    4,762         6.48            5,439           7.42
                                                    -------       ------          -------         -------
     Total real estate loans                         73,324        99.75           73,278          99.95

Consumer loans:
   Loans on deposits                                    187          .25               38            .05
                                                    -------       ------          -------         -------

Total loans                                          73,511       100.00%          73,316         100.00%
                                                                  ======                          ======

   Less:
   Loans in process                                   1,818                         3,174
   Deferred loan fees                                   711                           753
   Allowance for losses on loans                        300                           300
                                                    -------                       -------

     Loans receivable, net                          $70,682                       $69,089
                                                    =======                       ========

        LOAN MATURITY SCHEDULE. The following table sets forth certain information as of September 30, 2000, regarding the dollar amount of loans maturing in Columbia Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                                                     Due 4-5      Due 6-10      Due 11-20    Due more than
                    Due during the years ending September 30,      years after   years after   years after   20 years after
                    ------------------------------------------       9/30/00       9/30/00        9/30/00       9/30/00       Total
                          2001        2002        2003               -------       -------        -------       -------       -----
                          ----        ----        ----                   (In thousands)
FIXED-RATE LOANS
Residential real
estate loans:
   One- to four-family
     (first mortgage)    $  25        $99         $102                $525         $8,108         $30,326       $13,651    $52,836
   Home equity (second
     mortgage)               -          -            -                   -             11              45             -         56
   Multifamily               8          -            -                   -            718           2,739             -      3,465
Nonresidential real
   estate loans              -          8            -                 112            134           1,481           906      2,641
Construction loans       1,432      1,067            -                   -              -             548         1,715      4,762
                        ------     ------        -----               -----        -------         -------       -------    -------
     Total real
     estate loans        1,465      1,174          102                 637          8,971          35,139        16,272     63,760

Consumer loans:
   Loans on deposits       187         -            -                    -              -               -             -        187
   Other consumer loans     -          -            -                    -              -               -             -          -
                        ------     ------        -----               -----        -------         -------       -------    -------

 Total consumer loans     187          -            -                    -              -               -             -        187
                        ------     ------        -----               -----        -------         -------       -------    -------

Total fixed-rate loans   1,652      1,174          102                 637          8,971          35,139        16,272     63,947


ADJUSTABLE-RATE LOANS
Residential real
estate loans:
   One- to four-family
     (first mortgage)        7         14           41                 198          1,111           3,136         4,428      8,935
   Home equity
     (second mortgage)       -          -           25                   -              -               -             -         25
   Multifamily               -          -            -                  89            170              85             -        344
Nonresidential real
   estate loans              -         33            -                  83             81              63             -        260
Construction loans           -          -            -                   -              -               -             -          -
                        ------     ------        -----               -----        -------         -------       -------    -------
     Total real
      estate loans           7         47           66                 370          1,362           3,284         4,428      9,564
                        ------     ------        -----               -----        -------         -------       -------    -------

     Total loans        $1,659     $1,221        $ 168              $1,007        $10,333         $38,423       $20,700    $73,511
                        ======     ======        =====              ======        =======         =======       =======    =======

        ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Columbia Federal has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Columbia Federal's primary market area. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. Of the total outstanding balance of one- to four-family mortgage loans at September 30, 2000, approximately $21.3 million was secured by non-owner occupied properties and $113,000 was secured by single-family unimproved lots. Loans secured by non-owner-occupied properties are considered to carry greater risk of loss because the borrower typically depends upon income generated by the property to cover operating expenses and debt service. The profitability of a property can be affected by economic conditions, governmental policies and other factors beyond the control of the borrower.

        Office of Thrift Supervision ("OTS") regulations limit the amount that Columbia Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Columbia Federal makes fixed-rate first mortgage loans on single-family or duplex, owner occupied residences in amounts up to 80% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Fixed-rate residential real estate loans are offered by Columbia Federal for terms of up to 25 years, or 30 years for first-time homebuyers.

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

        The aggregate amount of Columbia Federal's one- to four-family residential real estate loans equaled approximately $61.0 million at September 30, 2000, and represented 83.0% of loans at such date. Of such amount, approximately 13.3% were ARMs. The largest individual loan balance on a one- to four-family loan at such date was $559,172. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $117,000, or
 .2% of its one- to four-family residential real estate loan balance, were more than 90 days delinquent. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

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

        At September 30, 2000, loans secured by multifamily properties totaled approximately $3.8 million, or 5.2% of total loans, all of which were secured by property located within Columbia Federal's primary market area, and all of which were performing in accordance with their terms. The largest property securing such a loan is an apartment complex. At September 30, 2000, approximately $3.0 million, or 4.1% of total loans, were fixed-rate multifamily loans, and $800,000 or 1.1% of total loans were adjustable-rate multifamily loans.

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

        At September 30, 2000, Columbia Federal had a total of $3.8 million invested in nonresidential real estate loans, all of which were secured by property located within Northern Kentucky. Such loans comprised approximately 5.1% of Columbia Federal's total loans at such date. At such date, Columbia Federal had no delinquent nonresidential real estate loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

        Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its total capital. At September 30, 2000, Columbia Federal's nonresidential mortgage loans totaled 12.9% of Columbia Federal's total capital.

        CONSTRUCTION LOANS. Columbia Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates or adjustable rates of interest and for terms of up to 30 years. All of the construction loans originated by Columbia Federal have been made to borrowers who intended to occupy the newly-constructed real estate or to developers. Approximately 71.8% of the construction loan balance at September 30, 2000, was secured by property owned by developers. All construction loans are written as permanent loans but require the payment of only interest until the construction is completed.

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

        At September 30, 2000, $4.8 million, or approximately 6.5% of Columbia Federal's total loans, consisted of construction loans and had fixed rates of interest. All of Columbia Federal's construction loans are secured by property located within Columbia Federal's primary market area, and the economy of such lending area has been relatively stable or growing. At September 30, 2000, all of such loans were performing in accordance with their terms.

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

        At September 30, 2000, Columbia Federal had approximately $187,000, or less than 1% of its total loans, invested in consumer loans, and none of such loans were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

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

        LOAN ORIGINATIONS, PURCHASES AND SALES. Columbia Federal originated only fixed-rate loans until 1982. Columbia Federal has not generally sold loans, although Columbia Federal does originate its loans in accordance with secondary market guidelines. Columbia Federal has occasionally purchased loans and participated in loans originated by other institutions. At September 30, 2000, Columbia Federal had $2.1 million in purchased and participating loans.

        The following table presents Columbia Federal's mortgage loan origination and purchase activity for the periods indicated:

                                                    Years ended September 30,
                                                    -------------------------
                                                      2000            1999
                                                      ----            ----
                                                            (In thousands)
Loan originations:

   One- to four-family residential                  $7,116           $15,849
   Multifamily residential                               -             1,617
   Nonresidential                                      132             2,056
   Construction                                      4,184             3,770
   Consumer                                            191                39
                                                  --------          --------
     Total loans originated                         11,623            23,331

Loan purchases                                           -             1,674
                                                  --------           -------
Total loans originated and purchased                11,623            25,005

Principal repayments                                11,428            17,665
                                                    ------            ------

   Loan originations, net                              195             7,340
   Increase (decrease) due to other items,
      net (1)                                        1,398              (412)
                                                     -----            ------

   Net increase in net loan portfolio               $1,593            $6,928
                                                     =====             =====

-----------------------------

(1) Consists of unearned and deferred fees, costs, the allowance for losses on loans and loans in process.

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

         Based on such limits, Columbia Federal was able to lend approximately $4.4 million to one borrower at September 30, 2000. The largest amount Columbia Federal had outstanding to one borrower at September 30, 2000, was

$1.7 million, owed on several loans. Such loans were one-to four-family real estate, nonresidential real estate and construction loans. All of such loans were current at September 30, 2000.

        DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, Columbia Federal attempts to cause the delinquency to be cured by contacting the borrower. In most cases, delinquencies are cured promptly.

        When a loan is 19 days delinquent, the borrower is assessed a late penalty. When a loan is 30 days delinquent, Columbia Federal sends the borrower a delinquency notice. Depending upon the circumstances, Columbia Federal may also inspect the property and inform the borrower of the availability of credit counseling from Columbia Federal and counseling agencies. After a loan is delinquent for 45 to 60 days, an attorney representing Columbia Federal will send the borrower a notice advising the borrower of Columbia Federal's intention to foreclose on the property in 30 days. Columbia Federal may, depending upon the circumstances, arrange appropriate alternative payment arrangements. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Columbia Federal.

        Real estate acquired by Columbia Federal as a result of foreclosure proceedings is classified as REO until it is sold. When property is so acquired, or deemed to have been acquired, it is initially recorded by Columbia Federal at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. Columbia Federal had no REO at September 30, 2000.

        Columbia Federal does not place a loan on nonaccrual status until foreclosure has occurred, although it does write it down to fair market value.

        The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                    At September 30,
                             ----------------------------------------------------------------
                                        2000                               1999
                             ------------------------------   -------------------------------
                                                   Percent                            Percent
                                                   of net                             of net
                             Number     Amount      loans     Number     Amount        loans
                             ------     ------     -------    ------     ------       ------
                                                  (Dollars in thousands)
Loans delinquent for (1):
  30 - 59 days                  10       $402          .57%      33      $1,143         1.65%
  60 - 89 days                   5        171          .24        5         123          .18
  90 days and over               2        117          .17        1          76          .11
                               ---       ----          ---      ---      ------        -----
   Total delinquent loans       17       $690 (2)      .98%      39      $1,342 (2)     1.94%
                               ===       ====          ===      ====     ======        =====

  ----------------------------

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

                                                    At September 30,
                                                  -------------------
                                                  2000           1999
                                                  ----           ----
                                                (Dollars in thousands)

Accruing loans greater than 90 days
   delinquent:
   Real estate:
     Residential                                   $117            $76
     Nonresidential                                   -              -
   Consumer                                           -              -
                                                   ----            ---
   Total nonperforming loans                        117             76

Real estate owned                                     -              -
                                                   ----            ---
   Total nonperforming assets                      $117            $76
                                                   ====            ===
   Total nonperforming loans as a percentage
     of total net loans                             .17%           .11%
                                                   ====            ===
   Total nonperforming assets as a
     percentage of total assets                     .10%           .07%
                                                   ====            ===
   Allowance for losses on loans as a
     percentage of nonperforming loans           256.41%        394.74%
                                                 ======         ======

         During the periods shown, Columbia Federal had no restructured loans within the meaning of the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 15, as amended by SFAS No. 114. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

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

         The aggregate amount of Columbia Federal's classified assets at the dates indicated were as follows:

                                              At September 30,
                                          --------------------
                                          2000            1999
                                          ----            ----
                                              (In thousands)
Classified assets:
  Substandard                               $117          $76
  Doubtful                                     -            -
  Loss                                         -            -
                                            ----          ---
     Total classified assets                $117          $76
                                            ====          ===

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

         The following table sets forth an analysis of Columbia Federal's allowance for losses on loans for the periods indicated.

                                               Years ended September 30,
                                               -------------------------
                                                2000              1999
                                               ------           --------


    Total net loans outstanding                $70,682           $69,089
                                               =======           =======
    Average loans outstanding                  $70,756           $66,549
                                               =======           =======

    Allowance for losses on loans
       Balance at beginning of period             $300              $300

       Charge-offs
         Real estate:
           Residential                               -                 8
           Nonresidential                            -                 -
         Consumer                                    -                 -
       Recoveries                                    -                 -
                                               -------           -------
         Net charge-offs                             -                 8

    Provision for losses on loans                    -                 8
                                               -------           -------
    Balance at end of period                      $300              $300
                                               =======           =======
    Ratio of allowance for losses on
       loans as a percent of net loans
       outstanding                                0.42%             0.43%
                                               =======           =======
    Ratio of net charge-offs
       (recoveries) to average net loans
       outstanding during the period              0.00%             0.01%
                                                  ====              ====

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

        Mortgage-backed securities generally yield less than individual loans originated by Columbia Federal. In addition, a high rate of prepayment of the underlying loans could have a material negative effect on the yield on the securities, which are generally purchased at a premium over their original principal amounts. Mortgage-backed securities present less credit risk than loans originated by Columbia Federal and held in its portfolio, and Columbia Federal has purchased some adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. If interest rates rise in general, including the interest paid by Columbia Federal on its liabilities, the interest rates on the loans backing the mortgage-backed securities will also adjust upward. At September 30, 2000, $5.46 million of Columbia Federal's mortgage-backed securities had adjustable rates.

        The following table sets forth the carrying value and market value of Columbia Federal's mortgage-backed securities at the dates indicated. All of such securities are designated as held to maturity.


                                                         At September 30,
                                           ---------------------------------------------------
                                                   2000                         1999
                                           ---------------------        ----------------------
                                           Carrying       Market        Carrying        Market
                                            Value          Value          Value         Value
                                           --------       ------        --------        ------
                                                              (In thousands)

FNMA certificates                           $9,875         $9,682       $11,875         $11,648
GNMA certificates                            3,953          3,933         4,444           4,452
FHLMC certificates                           2,809          2,745         3,575           3,510
                                           -------        -------       -------         -------
     Total mortgage-backed
       securities                          $16,637        $16,360       $19,894         $19,610
                                            ======         ======        ======          ======

         The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Columbia Federal's mortgage-backed securities at September 30, 2000. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                          At September 30, 2000
                   ---------------------------------------------------------------------------------------------
                     One year or less    After one to five years After five to ten years      After ten years
                   --------------------  ----------------------- -----------------------    --------------------
                   Carrying     Average    Carrying     Average   Carrying     Average      Carrying     Average
                     value       yield       value       yield      value       yield         value        yield
                   ---------    -------  ----------     -------   ---------    ------       --------     -------
                                                                          (Dollars in thousands)

FNMA certificates  $   -           -%         $613         6.34%   $2,200        6.19%      $7,062          6.75%
GNMA certificates      -           -             -         -           58        9.00        3,895          7.37
FHLMC certificates     -           -           968         7.66       404        8.59        1,437          7.44
                    ----        ----         -----         ----     -----        ----      -------          ----
      Total        $   -           -%       $1,581         7.27%   $2,662        7.48%     $12,394          7.04%
                    ====        ====         =====         ====     =====        ====       ======          ====




                              At September 30, 2000
                       ---------------------------------
                        Total mortgage-backed portfolio
                       ---------------------------------
                       Carrying     Market      Average
                         value       value        yield
                       --------     ------      -------


FNMA certificates        $9,875       $9,682       6.65%
GNMA certificates         3,953        3,933       7.49
FHLMC certificates        2,809        2,745       7.29
                        -------      -------       ----
      Total             $16,637      $16,360       7.12%
                         ======       ======       ====

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

         The following table sets forth the composition of CFKY's investment securities at the dates indicated:


                                                                 At September 30,
                              ---------------------------------------------------------------------------------------
                                               2000                                           1999
                              ------------------------------------------    -----------------------------------------
                                Carrying     % of     Market      % of      Carrying     % of      Market       % of
                                  value     Total      value      Total      value       Total     value        Total
                              -----------   -----     ------      ------    --------     -----     ------       -----
                                                                (Dollars in thousands)
U.S. Government and federal
   agency securities held to
   maturity                     $14,842       90%    $  14,512      90%     $16,999       92%     $  16,664      92%
FHLB stock                        1,559       10         1,559      10        1,451        8          1,451       8
                                -------     ----         -----    ----      -------     ----          -----    ----
   Total investment securities  $16,401      100%    $  16,071     100%     $18,450      100%     $  18,115     100%
                                 ======      ===        ======     ===       ======      ===         ======     ===


         The following tables set forth the contractual maturities, carrying values, market values and average yields for CFKY's investment securities at September 30, 2000.


                                                                 At September 30, 2000
                           ------------------------------------------------------------------------------------------------
                            One year or less   After one to five years  After five to ten years        After ten years
                           ------------------  -----------------------  -----------------------     -----------------------
                           Carrying   Average     Carrying   Average     Carrying     Average       Carrying       Average
                             value     yield       value      yield       value        yield         value          yield
                           --------   -------  -----------   ---------  ---------     ---------     ---------     ---------
                                                                (Dollars in thousands)
U.S. Government and
   federal agency
   securities held to       $     -       -%     $13,992       5.91%     $   850        6.00%        $     -           -%
   maturity
FHLB stock (1)                1,559    7.16            -          -            -           -               -           -%
                              -----    ----      -------       ----      -------        ----         -------      ------

   Total                    $ 1,559    7.16%     $13,992       5.91%     $   850        6.00%        $     -           -%
                              =====    ====      =======       ====      =======        ====         =======      ======


                                                             At September 30, 2000
                                       ---------------------------------------------------------------
                                         Weighted                                             Weighted
                                       average life        Carrying           Market           average
                                         in years            value            value             yield
                                       -------------       ---------          -------         ---------
                                                            (Dollars in thousands)
U.S. Government and federal agency
   securities held to maturity                4.00          $14,842            $14,812           5.92%
FHLB stock                                     N/A            1,559              1,559           7.16 (1)
                                               ---          -------            -------           ----

     Total                                    4.00          $16,401            $16,071          13.08%
                                              ====           ======             ======          =====

---------------------------

(1) The FHLB stock has no stated maturity. Columbia Federal is required by regulation to maintain an investment in FHLB stock. The yield indicated is the actual yield during fiscal 2000; there is no stated yield.

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

         DEPOSITS. Deposits are attracted principally from within Columbia Federal's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook savings accounts and term certificate accounts. At September 30, 2000, $11.2 million of Columbia Federal's deposits were individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Columbia Federal based on Columbia Federal's liquidity requirements, growth goals and interest rates paid by competitors. Columbia Federal does not use brokers to attract deposits.

         At September 30, 2000, Columbia Federal's certificates of deposit totaled $51.0 million, or 67.6% of total deposits. Of such amount, approximately $30.8 million in certificates of deposit mature within one year. Based on past experience and Columbia Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Columbia Federal at maturity. If there is a significant deviation from historical experience, Columbia Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Columbia Federal at the dates indicated:


                                                           At September 30,
                                           ----------------------------------------------------
                                                   2000                        1999
                                           -------------------------   ------------------------
                                                        Percent of                 Percent of
                                           Amount     total deposits    Amount   total deposits
                                           ------     --------------    ------   --------------
                                                        (Dollars in thousands)
TRANSACTION ACCOUNTS:
   NOW accounts (1)                        $4,730          6.27%         $5,187       6.35%
   Money market accounts (2)                7,759         10.28           9,638      11.81
   Club accounts                               64           .09              60        .07
   Passbook savings accounts (3)           11,900         15.77          13,082      16.02
                                          -------       -------         -------     ------

     Total transaction accounts            24,453         32.41          27,967      34.25

CERTIFICATES OF DEPOSIT:
   2.01 -  4.00%                               40           .05              42        .05
   4.01 -  6.00%                           23,340         30.93          48,234      59.07
   6.01 -  8.00%                           27,629         36.61           5,411       6.63
                                          -------       -------         -------     ------

     Total certificates of deposit         51,009         67.59          53,687      65.75
                                          -------       -------         -------     ------

Total deposits (4)                        $75,462       100.00%         $81,654     100.00%
                                          =======       =======         =======     ======

-----------------------------

(1) Columbia Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 2000 and 1999, the weighted average rates on NOW accounts were 2.25% and 2.20%, respectively.

(Footnotes continued on next page.)

(2) Columbia Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At September 30, 2000 and 1999, the weighted average rates on money market accounts were 2.78% and 2.73%, respectively.

(3) Columbia Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 2.75% and 2.75% at September 30, 2000 and 1999, respectively.

(4) IRAs are included in the various certificates of deposit balances. IRAs totaled $13.2 million and $14.3 million as of September 30, 2000 and 1999, respectively.

         The following table shows rate and maturity information for Columbia Federal's certificates of deposit as of September 30, 2000:


                                                                     Amount Due
                                         -----------------------------------------------------------------
                                                            Over         Over
                                             Up to       1 year to    2 years to       Over
                      Rate                  one year      2 years       3 years      3 years         Total
                      ----               -----------     ---------    ----------     -------         -----
                                                                    (In thousands)
              2.01 - 4.00%                  $     -        $    40       $    -          $  -       $    40
              4.01 - 6.00%                   13,574          6,031        3,273           462        23,340
              6.01 - 8.00%                   17,238          9,662          436           293        27,629
                                            -------        -------       ------          ----       -------

               Total                        $30,812        $15,733       $3,709          $755       $51,009
                                            =======        =======       ======          ====       =======


         The following table presents the amount of Columbia Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2000:


                                                                          Amount              Average interest rate
                                                                          ------              ---------------------
                                                                      (In thousands)
              In quarter ended
                  December 31, 2000                                        $513                       5.70%
                  March 31, 2001                                            776                       5.90
                  June 30, 2001                                             564                       6.02
                  September 30, 2001                                        531                       6.00

              After September 30, 2001                                    2,020                       6.16
                                                                          -----                       ----

                     Total time deposits $100,000 or greater             $4,404                       6.02%
                                                                          =====                       ====

         The following table sets forth Columbia Federal's deposit account balance activity for the periods indicated:


                                                       Years ended September 30,
                                                       -------------------------
                                                         2000              1999
                                                       -------            -------
                                                         (Dollars in thousands)

Beginning balance                                       $81,654           $79,484
Deposits                                                 62,569            63,221
Withdrawals                                              71,677            64,048
                                                         ------            ------
Net decreases before interest credited                   (9,108)             (827)
                                                        --------          --------
Interest credited                                         2,916             2,997
                                                        --------          -------
Ending balance                                          $75,462           $81,654
                                                         ======            ======

  Net increase (decrease)                               $(6,192)          $ 2,170

  Percent increase (decrease)                             (7.58)%            2.73%

         BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Columbia Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of credit-worthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 2000, Columbia Federal was in compliance with the QTL Test.

         Columbia Federal obtained advances from the FHLB of Cincinnati as set forth in the following table:

                                                           At September 30,
                                                           ----------------
                                                           2000        1999
                                                           ----        ----
                                                         (Dollars in thousands)

Average balance outstanding                                $5,545     $  48
Maximum amount outstanding at any month end during
   the period                                               7,000     1,000
Balance outstanding at end of period                        6,000     1,000
Weighted average interest rate during the period             6.13%     5.41%
Weighted average interest rate at end of period              6.90%     5.77%

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


                                                                       Years ended September 30,
                                                --------------------------------------------------------------------------
                                                               2000                                1999
                                                ----------------------------------    ------------------------------------
                                                  Average     Interest                  Average    Interest
                                                   Balace    Earned/paid  Yield/rate    Balance   Earned/paid   Yield/rate
                                                  -------    -----------  ----------    -------   -----------   ----------
                                                                         (Dollars in thousands)
Interest-earning assets
  Loans receivable, net                           $70,756        $5,780      8.17%       $66,549      $5,553        8.34%
  Mortgage-backed securities                       18,401         1,151      6.26         20,736       1,318        6.83
  Investment securities(1)                         17,418         1,050      6.03         21,545       1,471        6.36
  Interest-bearing deposits                         3,142           160      5.09          5,544         243        4.38
                                                  -------        ------      ----        -------      ------        ----
    Total interest-earning assets                 109,717         8,141      7.42        114,374       8,585        7.51

Non-interest earning assets
  Cash and amounts due from depository
    institutions                                      708                                    616
  Premises and equipment, net                       1,527                                  1,583
  Other nonearning assets                           1,109                                    755
                                                  -------                                -------
     Total assets                                $113,061                               $117,328

Interest-bearing liabilities
   NOW accounts                                    $4,940     $   114        2.31%        $4,526     $   105        2.32%
   Money market accounts                            7,366         249        3.38          9,388         273        2.91
   Passbook savings accounts                       12,364         345        2.79         12,828         359        2.80
   Certificates of deposit                         51,072       2,770        5.42         54,519       2,927        5.37
                                                  -------     -------        ----        -------      ------        ----
     Total deposits                                75,742       3,478        4.59         81,261       3,664        4.51

   FHLB advances                                    5,545         352        6.35             48           3        6.25
                                                  -------     -------        ----        -------      ------        ----
     Total interest-bearing liabilities            81,287       3,830        4.71         81,309       3,667        4.51

   Non-interest bearing liabilities                   961                                    816
                                                  -------                                -------
     Total liabilities                             82,248                                 82,125

Retained earnings                                  30,813                                 35,203
                                                  -------                                -------

   Total liabilities and retained earnings       $113,061                               $117,328
                                                  =======                                =======

Net interest income; interest rate spread                      $4,311        2.71%                    $4,918        3.00%
                                                               ======        ====                     ======        ====

Net interest margin (net interest income as a
   percent of average interest-earning assets)                               3.93%                                  4.30%
                                                                             ====                                   ====
Average interest-earning assets to average
   interest-bearing liabilities                                            134.97%                                140.67%
                                                                           ======                                 ======

Amortized loan fees included in interest income                $  146                                 $  223
                                                              =======                                 ======

------------------------------

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


                                                                   Years ended September 30,
                                       ----------------------------------------------------------------------------------
                                                    2000 vs. 1999                              1999 vs. 1998
                                       ----------------------------------------   ---------------------------------------
                                        Increase       Increase         Total       Increase       Increase        Total
                                       (decrease)     (decrease)      increase     (decrease)     (decrease)      increase
                                      due to rate    due to volume   (decrease)    due to rate  due to volume    (decrease)
                                      -----------    -------------   ----------    -----------  -------------    ----------
                                                                          (In thousands)
Interest income attributable to:
   Interest-bearing deposits             $  22           $(105)          $(83)         $ 27          $(242)        $(269)
   Investment securities                  (139)           (282)          (421)          175            188           363
   Mortgage-backed securities              (18)           (149)          (167)            9             46            55
   Loans receivable                       (111)            338            227          (199)           360           161
                                          -----            ---            ---          -----          ----          ----
     Total interest income                (246)           (198)          (444)          (42)           352           310
                                           ---            ----           ----          ----           ----          ----

Interest expense attributable to:
   NOW accounts                             (1)             10              9            (1)             6             5
   Money market accounts                    35             (59)           (24)           47           (177)         (130)
   Passbook savings accounts                (1)            (13)           (14)          (17)           (15)          (32)
   Certificates of deposit                  28            (185)          (157)         (231)          (139)         (370)
   FHLB Advances                             5             344            349             -              3             3
                                             -             ---            ---        ------         ------        ------
     Total interest expense                 66              97            163          (202)          (322)         (524)
                                            --            ----            ---          -----          -----         -----
   Increase (decrease) in net
    interest income                       $312            $295          $(607)         $160           $674          $834
                                          ====            ====          =====          ====           ====          ====

ASSET AND LIABILITY MANAGEMENT

         Columbia Federal, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Columbia Federal uses the Net Portfolio Value ("NPV") methodology recently adopted by the OTS as part of its capital regulations. Although Columbia Federal is not subject to the NPV regulation because the regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, the application of the NPV methodology may illustrate Columbia Federal's interest rate risk.

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

         At September 30, 2000, 2% of the present value of Columbia Federal's assets was approximately $2.0 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $3.9 million at September 30, 2000, Columbia Federal would have been required to deduct approximately $1,350,000 from its capital in determining whether Columbia Federal met its risk-based capital requirement if the NPV regulation had applied to Columbia Federal. Regardless of such reduction, however, Columbia Federal's risk-based capital at September 30, 2000, would still have exceeded the regulatory requirement by $23.7 million.

         Presented below, as of September 30, 2000, is an analysis of Columbia Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Columbia Federal as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Columbia Federal's strong capital position.

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


          Change in                           Board Limits          $ Change                                        Change
        Interest Rates          NPV              Minimum             in NPV            % Change          NPV          In
        (basis points)        $ Amount          NPV Ratio        (In Thousands)         in NPV          Ratio          %
        --------------        --------          ---------        --------------         ------          -----          -
                                                      (Dollars in Thousands)
             +300                $22,610           12%              $-7,511              -25%            22%          -5%
             +200                 25,112           13%               -5,008              -17%            23%          -4%
             +100                 27,661           14%               -2,459               -8%            25%          -2%
              -                   30,120            -                   -                  -             27%           -
             -100                 32,060           14%                1,939               +6%            28%           1%
             -200                 33,267           13%                3,147              +10%            28%           1%
             -300                 34,477           12%                4,357              +14%            29%           2%


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

         If interest rates rise from recent levels, Columbia Federal's net interest income will be negatively affected. Moreover, rising interest rates may negatively affect Columbia Federal's earnings due to diminished loan demand. Although Columbia Federal originates loans in accordance with secondary market guidelines in order to be able to sell loans if necessary for interest rate risk management, many of the loans are not readily saleable because they are secured by non-owner occupied real estate. Moreover the sale of loans would further reduce net income as the proceeds from the sale would be directed into lower yielding investments.

         As part of management's overall strategy to manage interest rate risk, Columbia Federal commenced the origination of adjustable-rate mortgage loans ("ARMs") in 1982. At September 30, 2000, the portfolio included $4.4 million of three-year ARMs, and $4.7 million of one-year ARMs. In addition, at September 30, 2000, $5.4 million of Columbia Federal's mortgage-backed and related securities were backed by mortgages with adjustable rates. On the deposit side, management has sought to lengthen the average maturity of its liabilities by adopting a tiered pricing program for its certificates of deposit, which provides higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities.

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

PERSONNEL

         As of September 30, 2000, Columbia Federal had 36 full-time employees. Columbia Federal believes that relations with its employees are good. Columbia Federal offers health and life insurance benefits, a 401(k) plan and a defined benefit pension plan. None of the employees of Columbia Federal are represented by a collective bargaining unit.

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

         The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Company, to continue to engage in all activities in which they were permitted to engage prior to the enactment of the GLB Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999, will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence on May 4, 1999, may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Columbia Federal's capital at September 30, 2000, met the standards for the highest category, a "well-capitalized" association.

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

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

         LIQUIDITY. OTS regulations require that each savings association maintain an average balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less, computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon member institutions failing to meet the liquidity requirement. The eligible liquidity of Columbia Federal at September 30, 2000, was approximately $18.5 million, or 22.4%, and exceeded the 4% liquidity requirement by approximately $15.2 million, or 18.4%.

        QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet one of the QTL Tests. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash, and certain governmental obligations). The OTS may grant exceptions to the QTL Tests under certain circumstances. If a savings association fails to meet one of the QTL Tests, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL Tests will not be eligible for new FHLB advances. At September 30, 2000, Columbia Federal met the QTL Tests.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits on loans to one borrower and the total of such loans cannot exceed the association's total regulatory capital plus additional loan reserves (or 200% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. Columbia Federal was in compliance with such restrictions at September 30, 2000.

         Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") pertaining to transactions with affiliates. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. CFKY is an affiliate of Columbia Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Columbia Federal was in compliance with these requirements and restrictions at September 30, 2000.

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

         As a unitary savings and loan holding company, CFKY generally has no restrictions on its activities. Such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet one of the QTL Tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2000, Columbia Federal met the QTL Tests.

         If CFKY were to acquire control of another savings institution other than through a merger or other business combination with Columbia Federal, CFKY would thereupon become a multiple savings and loan holding company, and its activities would thereafter be subject to further restrictions.

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

FRB REGULATIONS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At September 30, 2000, Columbia Federal was in compliance with its reserve requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Columbia Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Columbia Federal's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. Columbia Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.6 million at September 30, 2000.

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

         Columbia Federal's average gross receipts for the three tax years ending on September 30, 2000, is $8.2 million, and as a result, Columbia Federal does not qualify as a small corporation exempt from the alternative minimum tax. CFKY's average gross receipts for the three tax years ending on September 30, 2000, is $177,000, and as a result, Columbia Financial of Kentucky, Inc. does qualify as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (excess to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Columbia Federal to CFKY is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Columbia Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 2000, Columbia Federal's pre-1988 reserves for tax purposes totaled approximately $2.7 million. Columbia Federal believes it had approximately $11.1 million of accumulated earnings and profits for tax purposes as of September 30, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Columbia Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Columbia Federal have been audited or closed without audit through fiscal year 1997. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Columbia Federal.

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

         Columbia Federal is subject to an annual Kentucky ad valorem tax. Assessed at the beginning of each calendar year, this tax is 0.1% of Columbia Federal's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. During the year ended September 30, 2000, the amount of such expense for Columbia Federal was $93,000.

ITEM 2.       PROPERTIES

         The following table sets forth certain information at September 30, 2000, regarding the properties on which the main office and the branch offices of Columbia Federal are located:


                                           Owned            Date            Square            Net
Location                                 or leased        acquired         footage       book value(1)
--------                                 ---------    -   ---------    -   --------      ----------
                                                                                         (In thousands)
Main Office:

2497 Dixie Highway
Ft. Mitchell, Kentucky   41017             Owned            1957            8,536             $207

Branch Offices:

Pike Street and Lee Street
Covington, Kentucky  41011                 Owned            1937            4,520             $115

612 Buttermilk Pike
Crescent Springs, Kentucky  41017          Owned            1981            1,848              $42

3522 Dixie Highway
Erlanger, Kentucky  41018                  Owned            1981            2,392              $19

7550 Dixie Highway
Florence, Kentucky  41042                  Owned            1996            3,025             $557

----------------

(1) At September 30, 2000, Columbia Federal's office premises and equipment had a total net book value of $1.5 million. For additional information regarding Columbia Federal's office premises and equipment, see Note 8 of Notes to the Financial Statements.

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


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         There were 2,625,950 common shares of CFKY outstanding on December 1, 2000, held of record by approximately 1,330 shareholders. Price information with respect to CFKY's common shares is quoted on The Nasdaq National Market

("Nasdaq") under the symbol "CFKY." The high and low bids for the common shares of CFKY, as quoted by Nasdaq, and dividends declared per common share for the year ended September 30, 2000, are set forth below. Such amounts do not include retail markups, markdowns or commissions.


                                                   Quotations                                  Dividends
                                                   ----------                                  ---------
                                         High Bid              Low Bid                Amount         Payment Date
                                         --------              -------                ------         ------------
December 31, 1998                         $12.380              $12.250               $.07          November 6, 1998
March 31, 1999                             12.750               12.250                .07         February 12, 1999
June 30, 1999                              11.500               11.500                .07            May 7, 1999
                                                                                     3.00            June 8, 1999
September 30, 1999                         13.250               13.250                .07           August 6, 1999
December 31, 1999                          15.500               10.250                .07         November 16, 1999
March 31, 2000                             13.813                9.750                .07         February 15, 2000
June 30, 2000                              10.250                7.875                .07            May 12, 2000
September 30, 2000                          9.375                8.500                .07          August 11, 2000


Dividend Payment Ratio:
         2000     103.70%
         1999     820.00% (1)
-------------------

(1)      Including a $3.00 per share return of capital.

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

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or (4) if the Savings Association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

ITEM 6.       SELECTED FINANCIAL DATA

         The information contained under the heading "SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS" in Columbia Financial of Kentucky, Inc.'s 2000 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference and attached hereto in Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion contained under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference and attached hereto in Exhibit 13, in the Annual Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.
                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of CFKY (the "Proxy Statement"), which is included as Exhibit 99.1 hereto, under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Statements of Financial Condition at September 30,
                           2000 and 1999, Statements of Income, Shareholders'
                           Equity and Cash Flows for the years ended September
                           30, 2000, 1999, and 1998(see Exhibit 13)
                  (2)      Supplementary Financial Data (see Exhibit 13)
                  (3)      Exhibits

                           3.1 Articles of Incorporation (incorporated by reference)

                           3.2      Code of Regulations (incorporated by
                                    reference)

                           10.1 Employment Agreement with Mr. Robert V. Lynch (incorporated by reference)

                           10.2 Columbia Financial of Kentucky, Inc., 1999 Stock Option and Incentive Plan (incorporated by reference)

                           10.3 Columbia Financial of Kentucky, Inc., Recognition and Retention Plan and Trust Agreement (incorporated by reference)

                           13       Portions of 2000 Annual Report to
                                    Shareholders

                           21       Subsidiaries of Columbia Financial of
                                    Kentucky, Inc.

                           23       Consent of Independent Public Accountants

                           27       Financial Data Schedule

                           99.1 Proxy Statement for 2001 Annual Meeting of Shareholders (incorporated by reference)

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

                                           COLUMBIA FINANCIAL OF KENTUCKY, INC.

                                           By  /s/ Robert V. Lynch
                                               --------------------------------
                                               Robert V. Lynch
                                               President
                                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Robert V. Lynch                     By  /s/ Abijah Adams
   -----------------------------------         --------------------------------
   Robert V. Lynch                             Abijah Adams
   President and Director                      Treasurer
                                               (Principal Financial Officer)

Date  December 28, 2000                    Date  December 28, 2000


By /s/ John C. Layne                       By  /s/ Daniel T. Mistler
   -----------------------------------         --------------------------------
   John C. Layne                               Daniel T. Mistler
   Director                                    Director

Date  December 28, 2000                    Date  December 28, 2000


By /s/ Kenneth R. Kelly                    By  /s/ Fred A. Tobergte, Sr.
   -----------------------------------         --------------------------------
   Kenneth R. Kelly                            Fred A. Tobergte, Sr.
   Chairman of the Board and Director          Director


Date  December 28, 2000                    Date  December 28, 2000



By /s/ Geraldine Zembrodt
---------------------------------------
   Geraldine Zembrodt
   Director

Date  December 28, 2000


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
      3.1        Articles of Incorporation of Columbia Financial of      Incorporated by reference to Registration Statement
                 Kentucky, Inc.                                          on Form 8-A of the Registrant  filed with the SEC on
                                                                         March 20, 1998, Exhibit 2(a) and 2(b).

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

      13         Portions of 2000 Annual Report to Shareholders

      21         Subsidiaries of Columbia Financial of Kentucky, Inc.    Incorporated by reference to annual report on Form 10-K
                                                                         for fiscal year ended September 30, 1999, Exhibit 21.

      23         Consent of Independent Public Accountants

      27         Financial Data Schedule

     99.1        Proxy Statement for the 2001 Annual Meeting of          Incorporated by reference to definitive Proxy
                 Shareholders.                                           Statement to be filed separately.

     99.2        Safe Harbor Under the Private Securities Litigation
                 Reform Act of 1995