Form 10-Q
period 2000-12-31
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 2001-02-13
CIK 1051000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[  ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.   0-23935
                    ---------

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                            61-1319175
-------------------------------                    ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation of organization)                      Identification Number)

     2497 Dixie Highway
   Ft. Mitchell, Kentucky                                 41017-3085
-------------------------------                         --------------
                                                          (Zip Code)

(Address of principal executive
           office)

Registrant's telephone number, including area code: (859) 331-2419

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2001, the latest practicable date, 2,625,950 common shares of the registrant, no par value, were issued and outstanding.

                                      INDEX
                                      -----

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                                                                         PAGE
                                                                         ----

PART I   -   FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                3
             Consolidated Statements of Income                             4
             Consolidated Statements of Cash Flows                         5
             Notes to Consolidated Financial Statements                    6
             Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8
         Quantitative and Qualitative Disclosures About Market Risk       11

PART II  -   OTHER INFORMATION                                            12

SIGNATURES                                                                14

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                        DEC. 31            SEPT. 30
                                                                          2000               2000
                                                                     ---------------    ----------------
                                                                      (In Thousands, Except Share Data)
                                           ASSETS
   Cash and due from Banks                                            $     582         $     605
   Interest Bearing Deposits in Other Banks                               3,893             4,385
                                                                      ---------         ---------

     Total Cash and Cash Equivalents                                      4,475             4,990

   Investment Securities
     Held to Maturity, At Cost (Market Value of
        $14,746 and $14,512 at December 31, and
        and September 30, 2000, Respectively)                            14,838            14,842
   Mortgage-Backed Securities, At Cost (Market Value of
        $15,798 and $16,360 at December 31, and
        and September 30, 2000, Respectively)                            16,023            16,637
   Loans Receivable, Net                                                 71,171            70,682
   Interest Receivable                                                      744               836
   Premises and Equipment, Net                                            1,480             1,500
   Federal Home Loan Bank Stock, At Cost                                  1,588             1,559
   Federal Income Tax - Refund Receivable                                  --                 409
   Deferred Federal Income Tax Asset                                         48              --
   Other Assets                                                              82                59
                                                                      ---------         ---------

     Total Assets                                                     $ 110,449         $ 111,514
                                                                      =========         =========


                               LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities
   Deposits                                                           $  76,646         $  75,462
   Short-Term Borrowings                                                  4,000             6,000
   Advances from Borrowers for Taxes
     and Insurance                                                          151               405
   Accrued Federal Income Tax Liability                                      52              --
   Deferred Federal Income Tax Liability                                    160               250
   Other Liabilities                                                        320               286
                                                                      ---------         ---------

    Total Liabilities                                                    81,329            82,403
                                                                      ---------         ---------

 Shareholders' Equity
   Preferred Stock (1,000,000 Shares, No Par Value,
     Authorized, No Shares Issued or Outstanding)                          --                --
   Common Stock (6,000,000 Shares, No Par Value,
     Authorized, 2,650,950 Issued and Outstanding)                         --                --
   Additional Paid in Capital                                            18,832            18,266
   Retained Earnings - Substantially Restricted                          13,194            13,817
   Treasury Stock, 20,500 Shares at Cost                                   (489)             (489)
   Unearned ESOP Shares                                                  (1,294)           (1,360)
   Shares Acquired by RRP Trust                                          (1,123)           (1,123)
                                                                      ---------         ---------

    Total Shareholders' Equity                                           29,120            29,111
                                                                      ---------         ---------

     Total Liabilities and Shareholders' Equity                       $ 110,449         $ 111,514
                                                                      =========         =========

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                THREE MONTHS ENDED DEC. 31,
                                             ------------------------------
                                                    2000          1999
                                             --------------   -------------
                                             (In Thousands Except Share Data)
INTEREST INCOME
  Loans                                            $1,444       $1,450
  Mortgage-Backed Securities                          266          302
  Investments                                         252          267
  Interest-Bearing Deposits                            52           28
                                                   ------       ------

    Total Interest Income                           2,014        2,047
                                                   ------       ------

INTEREST EXPENSE
  Deposits                                            940          860
  FHLB Advances                                        82           39
                                                   ------       ------

    Total Interest Expense                          1,022          899
                                                   ------       ------

NET INTEREST INCOME                                   992        1,148

PROVISION FOR LOSSES ON LOANS                        --           --
                                                   ------       ------

    Net Interest Income After Provision for
      Losses on Loans                                 992        1,148
                                                   ------       ------

NON-INTEREST INCOME                                    23           48
                                                   ------       ------

NON-INTEREST EXPENSE
    Salaries and Employee Benefits                    553          596
    Occupancy Expense of Premises                      65           74
    Federal Deposit Insurance Premiums                  4           13
    Data Processing Services                           33           28
    Advertising                                        18           21
    Other                                             147          180
                                                   ------       ------

    Total Non-Interest Expense                        820          912
                                                   ------       ------

    Income Before Federal Income Tax
      Expense                                         195          284

FEDERAL INCOME TAX EXPENSE                             66           96
                                                   ------       ------

    NET INCOME                                     $  129       $  188
                                                   ======       ======

EARNINGS PER SHARE
  Basic                                            $ 0.05       $ 0.08
                                                   ======       ======
  Diluted                                          $ 0.05       $ 0.08
                                                   ======       ======

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                            STATEMENTS OF CASH FLOWS


                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                       -----------------------------
                                                          2000               1999
                                                       ------------     ------------
                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $   129         $   188
  Reconciliation of Net Income with
    Cash Flows from Operations
      Depreciation                                           27              27
      Shares Released to ESOP                                66             109
      FHLB Stock Dividends                                  (29)            (26)
      Deferred Federal Income Tax                           368             (44)
    Changes In
      Interest Receivable                                    92              84
      Other Assets                                          (23)            (15)
      Federal Income Tax Receivable / Liability             (45)            160
      Other Liabilities                                      34              61
                                                        -------         -------

      Net Cash Provided by Operating Activities             619             544
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment Securities
    Matured                                                   4           1,006
  Mortgage-Backed Securities
    Principal Collected                                     614             797
  Loan Originations and Repayments, Net                    (489)         (1,067)
  Purchases of Property and Equipment                        (7)            (21)
                                                        -------         -------

    Net Cash Provided by Investing Activities               122             715
                                                        -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
  FHLB Advances                                          (2,000)          3,000
  Advances from Borrowers for
    Taxes and Insurance                                    (254)           (229)
  Change in Deposits                                      1,184          (2,794)
  Dividends Paid                                           (186)           (186)
  Shares Acquired by RRP                                   --               (95)
                                                        -------         -------

    NET CASH (USED) BY FINANCING ACTIVITIES              (1,256)           (304)
                                                        -------         -------

    CHANGE IN CASH AND CASH EQUIVALENTS                    (515)            955

BEGINNING BALANCE, CASH AND CASH EQUIVALENTS              4,990           3,441
                                                        -------         -------

    ENDING BALANCE, CASH AND CASH EQUIVALENTS           $ 4,475         $ 4,396
                                                        =======         =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                        For the three-month periods ended
                           December 31, 2000 and 1999



1.     BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Columbia Financial of Kentucky, Inc. ("CFKY" or the "Company") for the year ended September 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three-month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for an entire fiscal year.

       The accompanying consolidated financial statements include the accounts of CFKY and Columbia Federal Savings Bank ("Columbia Federal" or the "Savings Bank"). All significant intercompany items have been eliminated.

2.     COMPREHENSIVE INCOME
       --------------------

       Comprehensive income includes net income and other non-owner changes in equity. The Company had no other comprehensive income for the quarters ended December 31, 2000 and 1999.

3.     IMPACT OF RECENT ACCOUNTING STANDARDS
       -------------------------------------

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

       The GLB Act did not have a material effect on the activities in which the Company and the Savings Bank currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.




4.     PENDING LEGISLATIVE CHANGES
       ---------------------------

       None.

5.     EARNINGS PER SHARE
       ------------------

       Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 169,333 unallocated ESOP shares, totaled 2,456,617 shares for the three-month period ended December 31, 2000. Diluted earnings per share is computed using basic common shares outstanding because options on 252,600 shares were not considered due to their anti-dilutive effects.

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


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2000 TO
--------------------------------------------------------------------
DECEMBER 31, 2000
-----------------

       GENERAL. CFKY's assets totaled $110.4 million at December 31, 2000, a decrease of $1.1 million, or 1.0%, from $111.5 million at September 30, 2000. Cash and cash equivalents decreased $515,000, investments and mortgage-backed securities decreased $618,000 and loans receivable increased $489,000. Deposits increased $1.2 million. Short-term borrowings decreased $2.0 million and advances from borrowers for taxes and insurance decreased $254,000.

       LIQUID ASSETS AND INVESTMENTS. Liquid assets (cash and cash equivalents) totaled $4.5 million at December 31, 2000, a decrease of $515,000, from the total at September 30, 2000.

       LOANS RECEIVABLE. Net loans receivable equaled $71.2 million at December 31, 2000, compared to $70.7 million at September 30, 2000, a .7% increase, attributable to loans being originated more rapidly than loans were being repaid.

       ALLOWANCE FOR LOSSES ON LOANS. Columbia Federal's allowance for loan losses totaled $300,000 at December 31, 2000 and September 30, 2000. The allowance represented .42% of net loans at December 31, 2000 and September 30, 2000. As of September 30, 2000, there was $117,000 in nonperforming loans, which was .17% of net loans at that date. As of December 31, 2000, there was $85,000 in nonperforming loans, which was .12 % of net loans at that date.

       It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio.

       The following table sets forth the composition of the Bank's portfolio by type of loan at the dates indicated.

                                                           December 31, 2000                 September 30, 2000
                                                           -----------------                 ------------------
                                                         Amount        Percent            Amount           Percent
                                                         ------        -------            ------           -------
         REAL ESTATE LOANS
           One-to-four Family Residential               $62,677         85.17%            $60,994          82.97%
           Multi-family and Non-residential               4,147          5.63               3,805             -
           Land and Construction:
             Nonresidential Real Estate                   2,864          3.89               3,763           5.18
             Construction Loans                           3,883          5.28               4,762           6.48
                                                        -------        ------             -------         ------
             Total Real Estate Loans                     73,571         99.97              73,324          99.75
                                                         ------         -----              ------         ------

         CONSUMER LOANS
           Loans on Deposit                                  23           .03                 187            .25
                                                         ------         -----              ------         ------

             Total Loans                                 73,594        100.00%             73,511         100.00%
                                                         ======        ======              ======         ======


         LESS
           Loans in Process                               1,417                             1,818
           Deferred Loan Fees                               706                               711
           Allowance for Loan Losses                        300                               300
                                                         ------                             -----

             Loans Receivable, Net                      $71,171                           $70,682
                                                         ======                            ======

       The following is the change in the allowance for loan losses for the periods indicated.

                                                      Three Months Ended               Year Ended
                                                       December 31, 2000           September 30, 2000
                                                      ------------------           ------------------
         ALLOWANCE FOR LOAN LOSSES
           Balance at Beginning of Period                    $300                       $300
           Net (Charge-Offs) Recoveries                        -                          -

           Provision for Loan Losses                           -                          -
                                                             ----                       ----

           Balance at End of Period                          $300                       $300
                                                             ====                       ====


       Although management believes that its allowance for loan losses at December 31, 2000, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect CFKY's results of operations.

       DEPOSITS. Total deposits increased by $1.2 million, to $76.6 million, at December 31, 2000, from September 30, 2000. At December 31, 2000, certificates of deposit that will mature within one year accounted for 31.6% of Columbia Federal's deposit liabilities.

       SHORT-TERM BORROWINGS: Advances from the FHLB were $4.0 million at December 31, 2000, compared to $6.0 million at September 30, 2000. The increase in deposits was used to reduce FHLB advances.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Savings Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Savings Bank may borrow from the FHLB of Cincinnati. At December 31, 2000, the Savings Bank had $4 million in outstanding advances from the FHLB of Cincinnati.

       Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Savings Bank maintains a strategy of investing in various lending products. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals and fund loan commitments. At December 31, 2000, the total approved loan commitments outstanding, excluding construction loans, amounted to $212,000. At the same date, the unadvanced portion of construction loans approximated $2.6 million. The Savings Bank did not have any investment securities scheduled to mature within one year. Mortgage-backed securities scheduled to mature in one year or less at December 31, 2000 totaled $16,000. On the liability side, certificates of deposit scheduled to mature in one year or less at December 31, 2000 totaled $25.4 million.

       The Savings Bank is required by the OTS to maintain average daily balances of liquid assets (as defined) in an amount equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank generally maintains a liquidity ratio of at least 8% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's liquidity for December 31, 2000 was approximately $18.7 million, or 22.64%.

       Federally insured savings institutions are required to satisfy three different OTS capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital generally equal to at least 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and qualifying supervisory goodwill. Core capital is generally reduced by the amount of a savings institution's intangible assets. Tangible capital is core capital less all intangible assets, with a limited exception for purchased mortgage-servicing rights. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Savings Bank, includes a general valuation allowance for losses on loans of $300,000 at December 31, 2000.

       Under the "prompt corrective action" regulations of OTS, a savings bank that has not received the highest possible examination rating may become subject to corrective action if its core capital is less than 4% of its adjusted total assets.

       The Savings Bank substantially exceeded each of the above-described regulatory capital requirements at December 31, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED
-----------------------------------------------------------------
DECEMBER 31, 2000 AND 1999
--------------------------

       GENERAL. CFKY recorded earnings of $129,000 for the quarter ended December 31, 2000, a decrease of $59,000 and 31% from the same period in 1999. The decrease was a result of a decrease in net interest income of $156,000 and a decrease of non-interest income of $25,000, partially offset by a decrease in non-interest expense of $92,000 and a decrease in federal income tax expense of $30,000.

       INTEREST INCOME. Interest income decreased $33,000 for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. This was primarily a result of a decrease of $3.1 million in average balances in interest-earning assets.

       INTEREST EXPENSE. Interest expense increased $123,000 for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. This increase was the result of an increase in the cost of funds of 72 basis points to 5.06% at December 31, 2000.

       Columbia Federal's net interest rate spread was 2.46% for the three months ended December 31, 2000, compared to 3.08% for the three months ended December 31, 1999.

       NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $23,000 for the three months ended December 31, 2000, compared to $48,000 for the same period in 1999, primarily due to a decrease in fee income. Non-interest expense decreased $92,000, or 10%, to $820,000. The primary reason for this decrease was a reduction in salaries and employee benefits from $596,000 for the three months ended December 31, 1999, to $553,000 for the three months ended December 31, 2000 as a result of reduced costs associated with CFKY's ESOP and RRP.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's December 31, 2000 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in its exposure to interest rate changes since the Company filed its Annual Report on Form 10 K with the Securities and Exchange Commission for the year ended September 30, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         CFKY held its 2000 Annual Meeting of Shareholders on Thursday, January 25, 2001. The following information sets forth the matters considered at such annual meeting and the voting with respect to such matters.


                                                                                                 Broker
         1.       Election of Three Directors           For                  Withheld           Non-votes
                                                        ---                  --------           ---------
                  a.  Daniel T. Mistler                2,084,274              72,706               -0-
                  b.  Fred A. Tobergate, Sr.           2,084,074              72,906               -0-
                  c.  Geraldine Zembrodt               2,082,974              74,006               -0-

         2.       Ratification of Auditors

                                                                   Broker
                      For         Against        Abstain          Non-votes
                      ---         -------        -------          ---------

                  2,096,292       19,063         41,625             - 0 -


ITEM 5.  OTHER INFORMATION
         -----------------

Not Applicable

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

Date: February 13, 2001                  By: /S/ Robert V. Lynch
     ----------------------                 ------------------------------------
                                            Robert V. Lynch, President and
                                               Chief Executive Officer


Date: February 13, 2001                  By: /S/ Abijah Adams
     ----------------------                 ------------------------------------
                                            Abijah Adams, Controller