Form 10-Q
period 2001-03-31
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 2001-05-14
CIK 1051000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                   OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.   0-23935
                    ---------

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                      61-1319175
-----------------------------                 -------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation of organization)                 Identification Number)

          2497 Dixie Highway
        Ft. Mitchell, Kentucky                       41017-3085
        ----------------------                  --------------------
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:  (859) 331-2419

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                            No
   --------                           ---------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2001, the latest practicable date, 2,625,950 common shares of the registrant, no par value, were issued and outstanding.

                                      INDEX
                                      -----

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.


                                                                                                 Page
                                                                                                 ----
PART I        -   FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition                                    3
                  Consolidated Statements of Income                                                 4
                  Consolidated Statements of Cash Flows                                             5
                  Notes to Consolidated Financial Statements                                        6
                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                             8

PART II       -   OTHER INFORMATION                                                                13

SIGNATURES                                                                                         17

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                        MARCH 31,       SEPTEMBER 30,
                                                                          2001              2000
                                                                      -------------    --------------
                                                                   (In Thousands, Except Share Data)
                                     ASSETS

Cash and Due from Banks                                                  $     643       $     605
Interest Bearing Deposits in Other Banks                                     8,003           4,385
                                                                         ---------       ---------
  Total Cash and Cash Equivalents                                            8,646           4,990

Investment Securities

  Held to Maturity, at Cost (Market Value of $11,885 and $14,512
    at March 31, 2001 and September 30, 2000, Respectively)                 11,835          14,842
Mortgage-Backed Securities, At Cost (Market Value of $14,195 and
    $16,360 at March 31, 2001 and September 30, 2000, respectively)         14,283          16,637
Loans Receivable, Net                                                       69,703          70,682
Interest Receivable                                                            753             836
Premises and Equipment, Net                                                  1,452           1,500
Federal Home Loan Bank Stock, At Cost                                        1,617           1,559
Deferred Federal Income Tax Asset                                               11             409
Other Assets                                                                    54              59
                                                                         ---------       ---------
    TOTAL ASSETS                                                         $ 108,354       $ 111,514
                                                                         =========       =========
                             LIABILITIES AND EQUITY

LIABILITIES
  Deposits                                                               $  78,527       $  75,462
  Short-Term Borrowings                                                        -             6,000
  Advances from Borrowers for Taxes
    and Insurance                                                              254             405
  Accrued Federal Income Tax Liability                                          67             -
  Deferred Federal Income Tax Liability                                        160             250
  Other Liabilities                                                            246             286
                                                                         ---------       ---------
   TOTAL LIABILITIES                                                        79,254          82,403
                                                                         ---------       ---------
EQUITY
  Preferred Stock (1,000,000 Shares, No Par Value, Authorized,
    No Shares Issued or Outstanding)                                           -               -
  Common Stock (6,000,000 Shares, No Par Value, Authorized,
    2,625,950 Issued and Outstanding)                                          -               -
  Additional Paid In Capital                                                18,265          18,266
  Retained Earnings - Substantially Restricted                              13,676          13,817
  Treasury Stock (45,500 shares at cost)                                      (489)           (489)
  Unearned ESOP Shares                                                      (1,229)         (1,360)
  Shares Acquired by RRP Trust                                              (1,123)         (1,123)
                                                                         ---------       ---------
    Total Equity                                                            29,100          29,111
                                                                         ---------       ---------
    TOTAL LIABILITIES AND EQUITY                                         $ 108,354       $ 111,514
                                                                         =========       =========

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                               THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
                                               ----------------------------  --------------------------
                                                   2001           2000          2001            2000
                                               ---------         ----------  ---------         --------
                                                        (In Thousands Except Share Data)
INTEREST INCOME
  Loans                                           $1,444         $1,427         $2,888         $2,877
  Mortgage-Backed Securities                         258            297            524            599
  Investments                                        228            261            480            528
  Interest-Bearing Deposits                           68             43            120             70
                                                  ------         ------         ------         ------
    Total Interest Income                          1,998          2,028          4,012          4,074
                                                  ------         ------         ------         ------

INTEREST EXPENSE
  Deposits                                           974            840          1,914          1,700
  Short-term Borrowings                               28             88            109            127
                                                  ------         ------         ------         ------

    Total Interest Expense                         1,002            928          2,023          1,827
                                                  ------         ------         ------         ------

NET INTEREST INCOME                                  996          1,100          1,989          2,247

PROVISION FOR LOSSES ON LOANS                          -              -              -              -
                                                  ------         ------         ------         ------
  Net Interest Income After Provision for
    Losses on Loans                                  996          1,100          1,989          2,247
                                                  ------         ------         ------         ------
NON-INTEREST INCOME                                   19             24             42             73
                                                  ------         ------         ------         ------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                     581            601          1,134          1,197
  Occupancy Expense of Premises                       70             67            135            141
  Federal Deposit Insurance Premiums                   4              4              8             17
  Data Processing Services                            34             32             67             60
  Advertising                                         13             18             31             39
  Other                                              166            176            314            356
                                                  ------         ------         ------         ------
    Total Non-Interest Expense                       868            898          1,689          1,810
                                                  ------         ------         ------         ------
    Income Before Federal Income Tax

      Expense                                        147            226            342            510

FEDERAL INCOME TAX EXPENSE                            50             77            116            173
                                                  ------         ------         ------         ------
    NET INCOME                                    $   97         $  149         $  226         $  337
                                                  ======         ======         ======         ======
EARNINGS PER SHARE
  Basic                                           $ 0.04         $ 0.06         $ 0.09         $ 0.14
                                                  ======         ======         ======         ======
  Diluted                                         $ 0.04         $ 0.06         $ 0.09         $ 0.14
                                                  ======         ======         ======         ======

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                            STATEMENTS OF CASH FLOWS


                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          2001            2000
                                                        -------         --------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $   226          $   337
  Reconciliation of Net Income with
    Cash Flows from Operations
      Depreciation                                           54               54
      Shares Released to ESOP                               135              216
      FHLB Stock Dividends                                  (58)             (52)
      Deferred Federal Income Tax                           405             (210)
    Changes In
      Interest Receivable                                    83               14
      Other Assets                                            5               12
      Federal Income Tax Receivable / Liability             (30)              81
      Other Liabilities                                     (40)             118
                                                        -------          -------

      Net Cash Provided by Operating Activities             780              570
                                                        -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment Securities
    Purchased                                            (1,999)             -
    Matured                                               5,006            1,100
  Mortgage-Backed Securities
    Principal Collected                                   2,354            1,461
  Loan Originations and Repayments, Net                     979           (1,831)
  Purchases of Property and Equipment                        (6)             (63)
                                                        -------          -------

    Net Cash Provided by Investing Activities             6,334              667
                                                        -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
  FHLB Advances                                          (6,000)           6,000
  Advances from Borrowers for
    Taxes and Insurance                                    (151)            (112)
  Change in Deposits                                      3,065           (5,109)
  Dividends Paid                                           (372)            (372)
  Shares Acquired by RRP                                    -             (1,403)
                                                        -------          -------

    NET CASH USED BY FINANCING ACTIVITIES                (3,458)            (996)
                                                        -------          -------

    CHANGE IN CASH AND CASH EQUIVALENTS                   3,656              241

BEGINNING BALANCE, CASH AND CASH EQUIVALENTS              4,990            3,441
                                                        -------          -------

    ENDING BALANCE, CASH AND CASH EQUIVALENTS           $ 8,646          $ 3,682
                                                        =======          =======


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                 For the three-month and six-month periods ended
                             March 31, 2001 and 2000

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Columbia Financial of Kentucky, Inc. for the year ended September 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for an entire fiscal year.

         The accompanying consolidated financial statements include the accounts of Columbia Financial of Kentucky, Inc. ("CFKY" or the "Company") and Columbia Federal Savings Bank ("Columbia Federal" or the "Savings Bank"). All significant intercompany items have been eliminated.

2.       COMPREHENSIVE INCOME
         --------------------

         Comprehensive income includes net income and other non-owner changes in equity. The Company had no other comprehensive income for the quarters ended March 31, 2001 or 2000.

3.       IMPACT OF RECENT ACCOUNTING STANDARDS
         -------------------------------------

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

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

5.       EARNINGS PER SHARE
         ------------------

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 169,333 and 204,519 unallocated ESOP shares, totaled 2,456,617 and 2,446,431 shares for the three-month and six-month periods ended March 31, 2001 and 2000. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares. Diluted earnings per share is computed using basic common shares outstanding; options on 252,600 shares were not considered because their exercise price exceeded the average market price of the common shares.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2000 TO
--------------------------------------------------------------------
MARCH 31, 2001
--------------

         GENERAL. CFKY's assets totaled $108.4 million at March 31, 2001, a decrease of $3.1 million from $111.5 million at September 30, 2000. The decrease resulted primarily from a $3.0 million decrease in held-to-maturity securities, a $2.3 million decrease in mortgage-backed securities, and a $1.0 million decrease in loans receivable partially offset by a $3.5 million increase in cash and cash equivalents. Deposits increased $3.1 million. Short-term borrowings decreased $6.0 million and advances from borrowers for taxes and insurance decreased $151,000.

         LIQUID ASSETS AND INVESTMENTS. Liquid assets (cash and cash equivalents) totaled $8.6 million at March 31, 2001, an increase of $3.5 million, from the total at September 30, 2000.

         LOANS RECEIVABLE. Net loans receivable were $69.7 million at March 31, 2001, compared to $70.7 million at September 30, 2000, a 1.4% decrease, attributable to loans being repaid more rapidly than loans were being originated.

         ALLOWANCE FOR LOSSES ON LOANS. Columbia Federal's allowance for loan losses totaled $300,000 at March 31, 2001, and September 30, 2000. The allowance represented .43% and .42% of net loans at March 31, 2001 and September 30, 2000, respectively. As of March 31, 2001, there were $90,000 in nonperforming loans, which was .13% of total net loans at that date. As of September 30, 2000, there were $117,000 in nonperforming loans, which was .17% of total net loans at that date.

         It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio.

         The following table sets forth the composition of the Bank's portfolio by type of loan at the dates indicated.


                                                           March 31, 2001                  September 30, 2000
                                                           --------------                  ------------------
                                                     Amount            Percent          Amount            Percent
                                                     ------            -------          ------            -------
         REAL ESTATE LOANS
           One-to-four Family Residential               $61,240         85.01  %          $60,994          82.97%
           Multi-family and Non-residential               4,087          5.67               3,805           5.18
           Land and Construction:
             Nonresidential Real Estate                   2,912          4.04               3,763           5.12
             Construction Loans                           3,781          5.25               4,762           6.48
                                                        -------      --------             -------         ------
             Total Real Estate Loans                     72,020         99.97              73,324          99.75
                                                        -------      --------             -------         ------

         CONSUMER LOANS
           Loans on Deposit                                  20          0.03                 187            .25
           Home Improvement Loans                             -             -                   -              -
                                                        -------      --------             -------         ------
             Total Consumer Loans                            20          0.03                 187            .25
                                                        -------      --------             -------         ------

             Total Loans                                 72,040        100.00%             73,511         100.00%
                                                        -------      ========             -------         ======
         LESS
           Loans in Process                               1,356                             1,818
           Deferred Loan Fees                               681                               711
           Allowance for Loan Losses                        300                               300
                                                        -------                           -------

             Loans Receivable, Net                      $69,703                           $70,682
                                                        =======                           =======

         The following is the change in the allowance for loan losses for the periods indicated.


                                                        Six Months Ended                         Year Ended
                                                         March 31, 2001                      September 30, 2000
                                                         --------------                      ------------------
         ALLOWANCE FOR LOAN LOSSES
           Balance at Beginning of Period                        $300                                 $300
           Net (Charge-Offs) Recoveries                             -                                    -
           Provision for Loan Losses                                -                                    -
                                                               ------                               ------
           Balance at End of Period                              $300                                 $300
                                                               ======                               ======

         Although management believes that its allowance for loan losses at March 31, 2001, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect CFKY's results of operations.

         DEPOSITS. Total deposits increased by $3.1 million, to $78.5 million, at March 31, 2001, compared to September 30, 2000, a 4.1% increase, attributable to growth in certificates of deposit in the quarter. At March 31, 2001, certificates of deposit that will mature within one year accounted for 45.1% of Columbia Federal's deposit liabilities.

         SHORT-TERM BORROWINGS. There were no advances from FHLB at March 31, 2001, compared to $6.0 million at September 30, 2000. These advances were repaid with maturing investments and mortgage-backed securities.

LIQUIDITY AND CAPITAL RESOURCES

         The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Savings Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Savings Bank may borrow from the FHLB of Cincinnati. At March 31, 2001, the Savings Bank did not have outstanding advances from the FHLB of Cincinnati.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Savings Bank maintains a strategy of investing in various lending products. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals and fund loan commitments. At March 31, 2001, the total approved loan commitments outstanding, excluding construction loans, amounted to $201,000. At the same date, the unadvanced portion of construction loans approximated $1.4 million. There are no investment securities scheduled to mature within one year or less. Certificates of deposit scheduled to mature in one year or less at March 31, 2001 totaled $35.4 million. The Savings Bank did not have any mortgage-backed securities scheduled to mature in one year or less at March 31, 2001.

         The Savings Bank is required by the OTS to maintain liquid assets sufficient to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The Savings Bank has a policy of maintaining a liquidity ratio of at least 8% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's liquidity ratio at March 31, 2001 was 23.1%.

         Federally insured savings institutions are required to satisfy three different OTS capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital generally equal to at least 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and qualifying supervisory goodwill. Core capital generally does not include the amount of a savings institution's intangible assets. Tangible capital is core capital less all intangible assets, with a limited exception for purchased mortgage-servicing rights. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Savings Bank, includes a general valuation allowance for losses on loans of $300,000 at March 31, 2001.

         Under the "prompt corrective action" regulations of the OTS, a savings bank that has not received the highest possible examination rating may become subject to corrective action if its core capital is less than 4% of its adjusted total assets.

         The Savings Bank substantially exceeded each of the above-described regulatory capital requirements at March 31, 2001.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------
AND 2000
--------

         GENERAL. CFKY's recorded net income of $97,000 for the three months ended March 31, 2001, compared to income of $149,000 for the same period in 2000, a $52,000 and 34.9% decrease. The decrease resulted primarily from a $30,000 decrease in interest income and a $74,000 increase in interest expense. Such changes were partially offset by a $30,000 decrease in non-interest expense and a $27,000 decrease in income tax expense.

         INTEREST INCOME. Interest income decreased $30,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease was primarily a result of a decrease of $3.2 million in average balances in interest earning assets, which resulted in large part from the repayment of FHLB advances during the quarter.

         INTEREST EXPENSE. Interest expense increased by $74,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Interest expense was affected by an increase of 57 basis points in the average rate on interest-bearing liabilities. The higher cost of funds was a result of paying higher rates on certificates of deposit to retain and attract deposits.

         Columbia Federal's net interest rate spread was 2.44% for the three months ended March 31, 2001, compared to 2.90% for the three months ended March 31, 2000.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $19,000 for the three months ended March 31, 2001, compared to $24,000 for the same period in 2000, primarily due to a decrease in fee income from decreased loan activity. Non-interest expense decreased $30,000, or 3.3%, to $868,000. The primary reason for this decrease was the decrease in salaries and employee benefits from $601,000 for the three months ended March 31, 2000, to $581,000 for the three months ended March 31, 2001, caused by decreased costs associated with CFKY's stock compensations plans.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2001
------------------------------------------------------------------------------
AND 2000
--------

         GENERAL. CFKY's recorded net income of $226,000 for the six months ended March 31, 2001, compared to income of $337,000 for the same period in 2000, a $111,000 and 33.0% decrease. The decrease resulted primarily from a $62,000 decrease in interest income, a $196,000 increase in interest expense, and decreases of $31,000 in non-interest income. Such changes were offset by a $121,000 decrease in non-interest expense and a $57,000 decrease in income tax expense.

         INTEREST INCOME. Interest income decreased $62,000 for the six months ended March 31, 2001 compared to the six months ended March 31, 2000. This decrease was primarily a result of a decrease of $3.2 million in average balances in interest earning assets. Income on mortgage loans increased by $11,000 and income on interest-bearing deposits increased by $50,000, which were offset by decreases in income on investment securities of $48,000 and mortgage-backed securities of $75,000 for the six months ended March 31, 2001 compared to the same period in 2000.

         INTEREST EXPENSE. Interest expense increased $196,000 for the six months ended March 31, 2001 compared to the six months ended March 31, 2000. This increase was the result of an increase in the average rate on interest-bearing liabilities of 65 basis points, and offset by a decrease in average interest-bearing liabilities for the six months ended March 31, 2001. The higher cost of funds was a result of paying higher rates on certificates of deposit to retain and attract deposits.

         Columbia Federal's net interest rate spread was 2.45% for the six months ended March 31, 2001, compared to 2.99% for the six months ended March 31, 2000.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $42,000 for the six months ended March 31, 2001, compared to $73,000 for the same period in 2000, primarily due to a decrease in fee income from less loan activity. Non-interest expense decreased $121,000, or 4.8% to $1.7 million. The primary reason for this decrease was the decrease in salaries and employee benefits by $63,000 for the six months ended March 31, 2001 to $1.1 million, as a result of costs associated with CFKY's stock compensation plans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's March 31, 2001 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in its exposure to interest rate changes since the Company filed its Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2000.

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

ITEM 5.  OTHER INFORMATION
         -----------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         Exhibit 99 - Safe Harbor Under the Private Securities Litigation Reform
                      Act of 1995

                                   SIGNATURES

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                                     By:      /s/  Robert V. Lynch
     -------------------------                ---------------------------
                                              Robert V. Lynch, President and
                                                 Chief Executive Officer

Date:                                     By:      /s/  Abijah Adams
     -------------------------                ---------------------------
                                                 Abijah Adams, Controller