Form 10-Q
period 2001-06-30
COLUMBIA FINANCIAL OF KENTUCKY INC
filed 2001-08-14
CIK 1051000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.   0-23935
                     ---------

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                          61-1319175
    -------------------------------                         ----------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation of organization)                       Identification Number)


          2497 Dixie Highway
        Ft. Mitchell, Kentucky                                 41017-3085
        ----------------------                                 ----------
                  --                                           (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code:  (859) 331-2419

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001, the latest practicable date, 2,625,950 common shares of the registrant, no par value, were issued and outstanding.


Transitional Small Business Disclosure Format (check one):  Yes       No    X
                                                                -----     ----

                                      INDEX
                                      -----

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                                                                                                 PAGE
                                                                                                 ----
PART I        -   FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition                                   3
                  Consolidated Statements of Income                                                4
                  Consolidated Statements of Cash Flows                                            5
                  Notes to Consolidated Financial Statements                                       6
                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                            8

PART II       -   OTHER INFORMATION                                                               12

SIGNATURES                                                                                        13

EXHIBIT                                                                                           14



                              Page 2 of 15 Pages

                    COLUMBIA FINANCIAL OF KENTUCKY, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   JUNE 30,             SEPTEMBER 30,
                                                                                    2001                    2000
                                                                                  ---------             -------------
                                                                                     (In Thousands, Except Share Data)

                                   ASSETS
Cash and Due from Banks                                                                    $592             $605
Interest Bearing Deposits in Other Banks                                                 10,061            4,385
                                                                                      ---------         ---------

  Total Cash and Cash Equivalents                                                        10,653            4,990

Investment Securities
  Held to Maturity, at Cost (Market Value of $12,599 and $14,512
    at June 30, 2001 and September 30, 2000, Respectively)                               11,822           14,842
Mortgage-Backed Securities, At Cost (Market Value of $13,133 and
    $16,360 at June 30, 2001 and September 30, 2000, respectively)                       13,214           16,637
Loans Receivable, Net                                                                    69,406           70,682
Interest Receivable                                                                         651              836
Premises and Equipment, Net                                                               1,425            1,500
Federal Home Loan Bank Stock, At Cost                                                     1,646            1,559
Deferred Federal Income Tax Asset                                                           253              418
Other Assets                                                                                185               59
                                                                                      ---------         ---------

    TOTAL ASSETS                                                                       $109,255         $111,523
                                                                                      =========         =========

                             LIABILITIES AND EQUITY

LIABILITIES
  Deposits                                                                              $79,075          $75,462
  Short-Term Borrowings                                                                    --              6,000
  Advances from Borrowers for Taxes
    and Insurance                                                                           337              405
  Accrued Federal Income Tax Liability                                                      124               97
  Deferred Federal Income Tax Liability                                                     160              162
  Other Liabilities                                                                         102              286
                                                                                      ---------        ---------

   TOTAL LIABILITIES                                                                     79,798           82,412
                                                                                      ---------         ---------

EQUITY
  Preferred Stock (1,000,000 Shares, No Par Value, Authorized,
    No Shares Issued or Outstanding)                                                       --               --
  Common Stock (6,000,000 Shares, No Par Value, Authorized,
    2,625,950 Issued and Outstanding)                                                      --               --
  Additional Paid In Capital                                                             17,890           18,266
  Retained Earnings - Substantially Restricted                                           13,314           13,817
  Treasury Stock (45,500 shares at cost)                                                   (489)            (489)
  Unearned ESOP Shares                                                                   (1,163)          (1,360)
  Shares Acquired by RRP Trust                                                              (95)          (1,123)
                                                                                      ---------         ---------

    Total Equity                                                                         29,457           29,111
                                                                                      ---------         ---------

    TOTAL LIABILITIES AND EQUITY                                                       $109,255         $111,523
                                                                                      =========         =========




                               Page 3 of 14 Pages

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                            THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                                            ---------------------------         --------------------------
                                                           2001                 2000               2001                  2000
                                                           ----                 ----               ----                  ----
                                                                             (In Thousands Except Share Data)

 Interest Income
   Loans                                           $            1,422    $          1,438    $        4,310    $               4,315
   Mortgage-Backed Securities                                     217                 279               741                      878
   Investments                                                    187                 263               667                      791
   Interest-Bearing Deposits                                      104                  43               224                      113
                                                                -----               -----             -----                    -----

     Total Interest Income                                      1,930               2,023             5,942                    6,097
                                                                -----               -----             -----                    -----
 INTEREST EXPENSE
   Deposits                                                       950                 874             2,864                    2,575
   FHLB Advances                                                    -                 113               109                      240
                                                                -----               -----             -----                    -----

     Total Interest Expense                                       950                 987             2,973                    2,815
                                                                -----               -----             -----                    -----

 NET INTEREST INCOME                                              980               1,036             2,969                    3,282

 PROVISION FOR LOSSES ON LOANS                                      -                   -                 -                        -
                                                                -----               -----             -----                    -----

     Net Interest Income After Provision for
       Losses on Loans                                            980               1,036             2,969                    3,282
                                                                -----               -----             -----                    -----

 NON-INTEREST INCOME                                               32                  23                74                       96
                                                                -----               -----             -----                    -----

 NON-INTEREST EXPENSE
     Salaries and Employee Benefits                             1,049                 550             2,183                    1,747
     Occupancy Expense of Premises                                 63                  56               198                      197
     Federal Deposit Insurance Premiums                             4                  13                12                       30
     Data Processing Services                                      32                  28                99                       88
     Advertising                                                   18                  18                49                       57
     Other                                                        144                 114               458                      469
                                                                -----               -----             -----                    -----

     Total Non-Interest Expense                                 1,310                 779             2,999                    2,588
                                                                -----               -----             -----                    -----

     Income Before Federal Income Tax
       Expense                                                   (298)                280                44                      790

 FEDERAL INCOME TAX EXPENSE                                      (120)                 95                (4)                     268
                                                                -----               -----             -----                    -----
     NET INCOME                                    $             (178)   $            185    $           48    $                 522
                                                                =====               =====             =====                    =====
 EARNINGS PER SHARE
   Basic                                           $            (0.07)   $           0.07    $         0.02    $                0.21
                                                                =====               =====             =====                    =====
   Diluted                                         $            (0.07)   $           0.07    $         0.02    $                0.21
                                                                =====               =====             =====                    =====





                               Page 4 of 14 Pages

                  COLUMBIA FEDERAL SAVINGS BANK

                    STATEMENTS OF CASH FLOWS

                                                                           NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                           -----------------
                                                                           2001                2000
                                                                  ----------------      ----------------
                                                                             (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $             48      $            522
  Reconciliation of Net Income with
    Cash Flows from Operations
      Depreciation                                                              81                    81
      Shares Released to ESOP                                                  206                   297
      RRP Expense                                                            1,028                     -
      FHLB Stock Dividends                                                     (87)                  (79)
      Deferred Federal Income Tax                                              163                  (252)
    Changes In
      Interest Receivable                                                      185                    98
      Other Assets                                                            (126)                   12
      Federal Income Tax Receivable / Liability                                 27                    96
      Other Liabilities                                                       (184)                  119
                                                                  ----------------      ----------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,341                   894
                                                                  ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment Securities
    Purchased                                                               (1,999)
    Matured                                                                  5,019                 1,133
  Mortgage-Backed Securities
    Principal Collected                                                      3,423                 2,577
  Loan Originations and Repayments, Net                                      1,276                (2,277)
  Purchases of Property and Equipment                                           (6)                  (64)
                                                                  ----------------      ----------------

    NET CASH PROVIDED BY INVESTING ACTIVITIES                                7,713                 1,369
                                                                  ----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  FHLB Advances (Repayments)                                                (6,000)                6,000
  Advances from Borrowers for
    Taxes and Insurance                                                        (68)                  (23)
  Change in Deposits                                                         3,613                (6,322)
  Dividends Paid                                                              (551)                 (558)
  Shares Acquired by RRP                                                         -                (1,403)
  Excess of Cost Over Market of RRP Shares Released                           (385)                    -
                                                                  ----------------      ----------------
    NET CASH USED BY FINANCING ACTIVITIES                                   (3,391)               (2,306)
                                                                  ----------------      ----------------
    CHANGE IN CASH AND CASH EQUIVALENTS                                      5,663                   (43)

BEGINNING BALANCE, CASH AND CASH EQUIVALENTS                                 4,990                 3,441
                                                                  ----------------      ----------------

    ENDING BALANCE, CASH AND CASH EQUIVALENTS                     $         10,653      $          3,398
                                                                  ================      ================





                               Page 5 of 14 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      COLUMBIA FINANCIAL OF KENTUCKY, INC.

                   For the three-and nine-month periods ended
                             June 30, 2001 and 2000


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Columbia Financial of Kentucky, Inc. for the year ended September 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) that are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for an entire fiscal year.

         The accompanying consolidated financial statements include the accounts of Columbia Financial of Kentucky, Inc. ("CFKY" or the "Company") and Columbia Federal Savings Bank ("Columbia Federal" or the "Savings Bank"). All significant intercompany items have been eliminated.

2.       COMPREHENSIVE INCOME

         Comprehensive income includes net income and other non-owner changes in equity. The Company had no other comprehensive income for the three-month and nine-month periods ended June 30, 2001 or 2000.

3.       IMPACT OF RECENT ACCOUNTING STANDARDS

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

4.       EARNINGS PER SHARE

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 169,333 and 204,519 unallocated ESOP shares, totaled 2,479,751 and 2,446,431 shares for the three-month periods ended June 30, 2001 and 2000, respectively, and 2,464,328 and 2,446,431 shares for the nine-month periods ended June 30, 2001 and 2000, respectively. Diluted earnings per share is computed taking into consideration shares outstanding and dilutive potential common shares, which includes shares subject to options. Diluted earnings per share is computed using 2,479,865 and 2,446,431 common shares outstanding for the three-month periods ended June 30, 2001 and 2000, respectively, and 2,464,671 and 2,446,431 for the nine-month periods ended June 30, 2001 and 2000, respectively.

5.       AGREEMENT TO BE ACQUIRED BY CAMCO FINANCIAL CORPORATION

         On June 4, 2001, CFKY signed an agreement to be acquired by Camco Financial Corporation. Due to the signing of that agreement, awards made in 1999 under CFKY's recognition and retention plan that had not yet vested immediately vested and were distributed, resulting in an additional $474,576 compensation expense affecting CFKY's earnings.




                               Page 6 of 14 Pages

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

         Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the effect of certain accounting pronouncements. See Exhibit 99 "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," attached hereto and incorporated herein by reference.


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2000 TO
JUNE 30, 2001

         GENERAL. CFKY's assets totaled $109.3 million at June 30, 2001, a decrease of $2.2 million from $111.5 million at September 30, 2000. Columbia Federal had a $3.0 million decrease in held to maturity securities, a $3.4 million decrease in mortgage-backed securities and a $1.3 million decrease in loans receivable. These net repayments of loans and maturity of investments were temporarily invested in cash which created an increase in cash and cash equivalents of $5.7 million. Deposits increased $3.6 million and short-term borrowings decreased $6.0 million.

         LIQUID ASSETS AND INVESTMENTS. Liquid assets (cash and cash equivalents) totaled $10.7 million at June 30, 2001, an increase of $5.7 million from the total at September 30, 2000.

         LOANS RECEIVABLE. Net loans receivable were $69.4 million at June 30, 2001, compared to $70.7 million at September 30, 2000, a decrease, attributable to loans being repaid more rapidly than loans were originated.

         ALLOWANCE FOR LOSSES ON LOANS. Columbia Federal's allowance for loan losses totaled $300,000 at June 30, 2001, and September 30, 2000. The allowance represented .42% of total loans at June 30, 2001 and .41% at September 30, 2000. As of June 30, 2001, there were $135,000 in nonperforming loans, which was .19% of net loans at that date. As of September 30, 2000, there were $117,000 in nonperforming loans, which was .17% of net loans at that date

         It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Savings Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio.




                               Page 7 of 14 Pages

         The following table sets forth the composition of the Savings Bank's portfolio by type of loan at the dates indicated:

                                                             June 30, 2001                  September 30, 2000
                                                             -------------                  ------------------
                                                        Amount           Percent           Amount           Percent
                                                        ------           -------           ------           -------
                                                    (In Thousands)                    (In Thousands)
REAL ESTATE LOANS

  One-to-Four Family Residential                       $62,139           87.41%           $60,994           82.97%
  Multi-Family and Non Residential                       4,027            5.66              3,805            5.18
  Land and Construction
    Non Residential Real Estate                          2,870            4.04              3,763            5.12
    Construction Loans                                   2,050            2.88              4,762            6.48
                                                        ------           -------           ------           -------

    Total Real Estate Loans                             71,086           99.99             73,324           99.75
                                                        ------           -------           ------           -------

CONSUMER LOANS
  Loans on Deposit                                           8             .01                187             .25
  Home Improvement Loans                                     -               -                  -               -
                                                        ------           -------           ------           -------

    Total Consumer Loans                                     8             .01                187             .25
                                                        ------           -------           ------           -------

    Total Loans                                         71,094          100.00%            73,511          100.00%
                                                        ------          =======            ------          =======

LESS
  Loans in Process                                         736                              1,818
  Deferred Loan Fees                                       652                                711
  Allowance for Loan Losses                                300                                300
                                                      --------                           --------

    Loans Receivable, Net                              $69,406                            $70,682
                                                       =======                            =======

         The following is the change in the allowance for loan losses for the periods indicated.

                                                           Nine Months Ended              Year Ended
                                                             June 30, 2001            September 30, 2000
                                                             -------------            ------------------
                                                            (In Thousands)              (In Thousands)
ALLOWANCE FOR LOAN LOSSES
  Balance at Beginning of Period                                   $300                      $300
  Net (Charge-Offs) Recoveries                                        -                         -

    Provision for Loan Losses                                         -                         -
                                                                 ------                     -----

    Balance at End of Period                                       $300                      $300
                                                                 ======                     ======

         Although management believes that its allowance for loan losses at June 30, 2001, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect CFKY's results of operations.

         DEPOSITS. Total deposits increased by $3.6 million, to $79.1 million, at June 30, 2001, compared to September 30, 2000, a 4.8% increase, attributable to increased certificates of deposit. At June 30, 2001, certificates of deposit that will mature within one year accounted for 50.1% of Columbia Federal's deposit liabilities.

         SHORT-TERM BORROWINGS. There were no advances from the FHLB at June 30, 2001, compared to $6.0 million at September 30, 2000. These advances were repaid with maturing investments and mortgage-backed securities and increased deposits.




                               Page 8 of 14 Pages

LIQUIDITY AND CAPITAL RESOURCES

         The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, ___ amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Savings Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Savings Bank may borrow from the FHLB of Cincinnati. At June 30, 2001, the Savings Bank did not have outstanding advances from the FHLB of Cincinnati.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Savings Bank maintains a strategy of investing in various lending products. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals and fund loan commitments. At June 30, 2001, the total approved loan commitments outstanding, excluding construction loans, amounted to $872,000. At the same date, the unadvanced portion of construction loans approximated $736,000. There were no investment securities scheduled to mature within one year or less. Certificates of deposit scheduled to mature in one year or less at June 30, 2001 totaled $39.6 million. Mortgage-backed securities scheduled to mature in one year or less at June 30, 2001 were 165,000.

         The Savings Bank is required by the OTS to maintain of liquid assets in an amount sufficient to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The Savings Bank has a policy of maintaining a liquidity ratio of at least 8% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's liquidity ratio at June 30, 2001 was 27.2%.

         Federally insured savings institutions are required to satisfy three different OTS capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital generally equal to at least 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and qualifying supervisory goodwill. Core capital generally does not include the amount of a savings institution's intangible assets. Tangible capital is core capital less all intangible assets, with a limited exception for purchased mortgage-servicing rights. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Savings Bank includes a general valuation allowance for losses on loans of $300,000 at June 30, 2001.

         Under the "prompt corrective action" regulations of OTS, a savings bank that has not received the highest possible examination rating may become subject to corrective action if its core capital is less than 4% of its adjusted total assets.

         The Savings Bank substantially exceeded each of the above-described regulatory capital requirements at June 30, 2001.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

         GENERAL. CFKY's recorded net loss of $(178,000) for the three months ended June 30, 2001, compared to net income of $185,000 for the same period in 2000, a $363,000 and 196% decrease. The decrease was primarily the result of compensation expense of $474,576 resulting from the vesting of the recognition and retention plan awards in connection with the execution by CFKY of an agreement to be acquired by Camco Financial Corporation.

         INTEREST INCOME. Interest income decreased $93,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This was primarily a result of a decrease of $3.5 million in




                               Page 9 of 14 Pages
average balances in interest earning assets. The yield on assets decreased 11 basis points to 7.27% for the three months ended June 30, 2001 compared to the same period the previous year.

         INTEREST EXPENSE. Interest expense decreased $37,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2001. Interest expense was affected by a decrease in average interest-bearing liabilities for the three months ended June 30, 2001 of $4.1 million partially offset by an increase in cost of funds of 6 basis points to 4.82% for the three months ended June 30, 2001 compared to the same period the previous year.

         Columbia Federal's net interest rate spread was 2.46% for the three months ended June 30, 2001, compared to 2.62% for the three months ended June 30, 2000.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $32,000 for the three months ended June 30, 2001, compared to $23,000 for the same period in 2000, primarily due to an increase in fee income. Non-interest expense increased $531,000, or 68.2%, to $1.3 million. The primary reason for this increase was an increase in salaries and employee benefits of $499,000 as a result of costs associated with CFKY's recognition and retention plan.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

         GENERAL. CFKY's recorded net income of $48,000 for the nine months ended June 30, 2001, compared to income of $522,000 for the same period in 2000, a $474,000 and 90.8% decrease. The decrease resulted primarily from a $155,000 decrease in interest income, an increase of $158,000 in interest expense and increases of $411,000 in non-interest expenses. Such changes were partially offset by a $272,000 decrease in income tax expense.

         INTEREST INCOME. Interest income decreased $155,000 for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. This decrease was primarily a result of a decrease of $2.3 million in average balances in interest earning assets. The yield on assets decreased 3 basis points, to 7.42% for the nine months ended June 30, 2001 compared to the same period the previous year.

         INTEREST EXPENSE. Interest expense increased $158,000 for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. This increase was the result of an increase in average interest-bearing liabilities for the nine months ended June 30, 2001 of $2.2 million.

         Columbia Federal's net interest rate spread was 2.45% for the nine months ended June 30, 2001, compared to 2.88% for the nine months ended June 30, 2000.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE. Non-interest income was $74,000 for the nine months ended June 30, 2001, compared to $96,000 for the same period in 2000, primarily due to a decrease in fee income. Non-interest expense increased $411,000, or 15.9%, to $3.0 million. The primary reason for this increase was the increase in salaries and employee benefits from $1.7 million for the nine months ended June 30, 2000 to $2.2 million for the nine months ended June 30, 2001 as a result of costs associated with CFKY's recognition and retention plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's June 30, 2001 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in its exposure to interest rate changes since the Company filed its Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2000.



                              Page 10 of 14 Pages

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K


(a)  Exhibit 2 - Agreement of Merger and Plan of Reorganization              Incorporated by reference to
                                                                             Current Report on Form 8-K
                                                                             filed on June 6, 2001,
                                                                             Exhibit 2

     Exhibit 3.1 - Articles of Incorporation, as amended                     Incorporated by reference to
                                                                             Registration Statement on
                                                                             Form 8-A filed on March 20,
                                                                             1998, Exhibit 2(a) and 2(b)

     Exhibit 3.2 - Code of Regulations, as amended                           Incorporated by reference to
                                                                             Registration Statement on
                                                                             Form 8-A filed on March 20,
                                                                             1998, Exhibit 2(c)

     Exhibit 99 - Safe Harbor Under the Private Securities
                   Litigation Reform Act of 1995




                              Page 11 of 14 Pages

                                   SIGNATURES

                      COLUMBIA FINANCIAL OF KENTUCKY, INC.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2001             By:      /S/  ROBERT V. LYNCH
                                       ---------------------------------------
                                                 Robert V. Lynch, President and
                                                 Chief Executive Officer


Date:  August 14, 2001             By:      /S/  ABIJAH ADAMS
                                       ---------------------------------------
                                                 Abijah Adams, Controller




                              Page 12 of 14 Pages